Form 10-K
period 2013-12-31
Type 1 Media Inc.
filed 2014-05-15
CIK 1559172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____________ to ______________

Commission file number 333-189731

TYPE 1 MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Leach Hollow Road
Sherman, CT 06784
(Address of principal executive offices) including zip code)

Registrant’s telephone number, including area code: 1-902-483-8511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of May 13, 2013, the registrant had 5,700,000 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us” and “our” refer to Type 1 Media, Inc.

PART I

Item 1. Business

Business Overview

Type 1 Media, Inc. was incorporated in the State of Delaware on January 12, 2012. Type 1 was formed primarily to inform people new to type 1 diabetes about living well with the condition as well as products and services that will help them thrive.

Type 1 Media began its business by creating short custom videos for pharmaceutical companies and medical devices companies who sell medications and products that people with type 1 diabetes need, as well as videos for charities concerned with type 1 diabetes. These projects, completed in 2012, helped build the Company’s reputation so that the Company could seek sponsorship for a larger project, titled Welcome to Type 1, which is detailed in the “Business Strategy: section.

Our Corporate History and Background

Type 1 Media, Inc. was incorporated in the State of Delaware on January 12, 2012 and is a successor to Make Good Media, a development stage company organized as a sole-proprietorship on October 28, 2009 under the laws of Canada for the purpose of providing individuals newly diagnosed with Type 1 Diabetes, the information necessary to manage the disease.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Material Agreements

Animas Canada Sponsorship Agreement

On April 15, 2012, the Company entered into an Agreement with Animas Canada (the “Animas Canada Agreement”) , a medical device manufacturer , expiring December 31, 2014 . Pursuant to the Animas Canada Agreement, Animas Canada was named a supporting sponsor of Type 1 Media’s productions including documentary, website, and social media. Animas Canada will pay the Company a total of CAD 60,000 as a consideration, all of which has been received as of December 31, 2013 .

Medtronic Canada Sponsorship Agreement

On May 9, 2013, the Company entered into an Agreement with Medtronic of Canada (the “Medtronic Canada Agreement”), a medical device manufacturer, expiring December 31, 2013. Pursuant to the Medtronic Canada Agreement, Animas Canada was named a supporting sponsor of Type 1 Media’s productions including documentary, website, and social media. Medtronic Canada will pay the Company a total of CAD15,000 as a consideration, all of which has been received as of December 31, 2013.

Dads Against Diabetes

The Company entered into an agreement with Dads Against Diabetes (“D.A.D.”) pursuant to which the Company agreed to create a promotional video for D.A.D for a fee of $8,000, none of which has been received.

Trialnet

The Company entered into an agreement with Type 1 Diabetes TrialNet (“TrialNet”) pursuant to which the Company agreed to create a promotional video for TrialNet for a fee of $14,000, of which $7,000 has been received.

Lilly Grant

As of the date of this Annual Report, the Company has been awarded the Lilly Grant by Lilly USA, LLC in the amount of $75,000. The funds may be used only for the stated purpose of the grant and may not be used for the purpose of promoting any of the Company or its affilates’ products, including entertainment, capital and operating expenses, gifts, compensation, or personal travel. As of the date of this Annual Report, no amounts have been collected pursuant to the Lilly Grant.

Our Industry

Providing information pertinent to a disease state online is a new and growing industry. Large organizations such as WebMD and WikiHealth perform this function in a one-size-fits all manner, but there is a market for services that are both more vivid and more specialized to specific disease states. In the type 1 diabetes media, there are a few companies that offer resources to patients. The company dLife has a website and a television show but is primarily focused on the larger type 2 diabetes market, which is a very different disease from type 1 diabetes. The company Close Concerns provides constant updates on technology and treatments for people with type 1 and type 2 diabetes, but the information is more advanced and clinical than what Type 1 Media will provide. The blog and company DiabetesMine covers new developments and individual stories concerning type 1 and type 2 diabetes, but is also not tailored to people new to type 1 diabetes. That sharp focus—on providing the information that people new to the disease state need—is the key element that differentiates Type 1 Media and the Welcome to Type 1 project from others in the industry. Moreover, Welcome to Type 1 will refer people looking for different kinds of information to these services, just as these services will, and already do to some extent, refer people looking for information when newly diagnosed with type 1 diabetes, to Welcome to Type 1.

Our Business Strategy

When a person is newly diagnosed with type 1 diabetes, they and their family seek to understand what it is they are facing. Many people come away from diagnosis convinced that type 1 diabetes will necessarily reduce health and quality of life. This perspective leads to reduced proactivity and information-seeking in self-management. This perspective becomes a self-fulfilling prophecy because proactivity and information-seeking are the key to living well with type 1. However, we know that type 1 diabetes does not necessarily reduce health and quality of life because many people live healthy, happy lives with type 1. These people are proactive in their self-care and seek out information when needed.

Individuals with type 1 diabetes make decisions regarding various aspects of their treatment, including products and medication, in the initial weeks following a diagnosis of type 1 diabetes. We are seeking sponsorship from companies that create medications and products and want to reach individuals and families new to type 1 diabetes within this time frame. The products and services offered to individuals with type 1 diabetes are similar across different brands and there are barriers to changing brands, including learning to use and operate new products, so it is important of companies to create brand loyalty and recognition early following the initial diagnosis. We expect to generate revenue by providing a media channel through which insulin companies, blood glucose meter companies, insulin pump companies, and pharmacies can target and reach individuals newly diagnosed with type 1 diabetes. We intend to generate revenue via the Welcome to Type 1 project by selling third-party advertising on our website. We intend the advertising to take the form of logo placement and informational videos about the products in question. These products are expected to be insulin pumps, insulins, blood glucose meters, dextrose tabs, continuous glucose monitors, and other products or services that are useful for individuals new to type 1 diabetes. We create the informational videos in collaboration with our advertisers. These advertisers purchase advertising in the form of ‘sponsorship blocks’.

Welcome to Type 1 exists to increase the number of people living healthy, happy lives with type 1 by:

•	Providing people with type 1 diabetes with a proactive perspective about self-care that will lead them to seek to understand and manage their condition

•	Providing people with type 1 diabetes with the information they need to self-manage and thrive with the condition.

•	Increasing the number of people who use existing informational, support, and research organizations concerned with improving the lives of people with type 1 diabetes.

It is within a short time period immediately following diagnosis that people new to type 1 diabetes seek to understand what the condition is. Welcome to Type 1 will make itself known to newly diagnosed people and families in this time window via:

•
A documentary DVD that will be distributed at clinics, hospitals, conferences, and by sponsors primarily in North America but also worldwide. The documentary will tell the story of a teenager newly diagnosed with type 1 and follow his progress toward self-management as he adventures with celebrities, athletes, professionals, chefs, and everyday folks all over the world living well with type 1. The documentary’s ‘special features’ will discuss key points about living well with type 1 including ‘how blood glucose is managed’, ‘type 1 and exercise’, and ‘the psychology of thriving with type 1’.

•
A website - WelcomeToType1.com (or w2t1.com) - that features basic resources for managing type 1 diabetes, documentary content, and extended interviews with the cast about living well with type 1. The website will also link to user-generated content about living well with type 1 and will sell the documentary cheaply for people new to type 1 who have not received a copy through other sources. Based on the user’s location and interests, the website will also provide listings and descriptions of resources and organizations available to them.

•	New media and social media resources building on the documentary content, the website, and relevant to living well with type 1 in general.

Welcome to Type 1’s business model is based on receiving funding from sponsors who want to inform people new to type 1 diabetes about living well with the condition as well as products and services that will help them thrive.

A large percentage of people living with type 1 diabetes could better control their blood sugars and thus live longer, healthier lives. Good blood sugar control requires a proactive mindset (motivation) and knowledge about self-care (information), as well as adequate medical coverage or resources. Even where resources are marginal or inadequate, motivation and information can help people with type 1 diabetes use what is available most effectively.

In the western world, when a person is diagnosed with type 1 diabetes they (and often their parents) spend a short period of time in the hospital learning how to manage their new permanent and life-threatening condition. This experience can be depressing, overwhelming, and not terribly useful from an educational standpoint because of shock and information overload. Yet the life of the person new to type 1 depends on that education, and they can not easily call up the doctor if they’ve missed something.

Furthermore, the messages that the newly diagnosed person or family receives about the disease can be crippling. Hospital staff spend necessarily spend the most time with patients having the most trouble with the disease and are therefore seldom optimistic toward the person new to type 1. Friends and family members will claim to empathize because their great-aunt lost a leg to diabetes (often type 2 diabetes—and this was when medical knowledge and resources were far less effective). Messages about diabetes in the media, often created by diabetes charities, will emphasize that it is an absolutely devastating and epidemic disease in order to motivate donations to their cause.

The psychological effect of these messages on a person or family trying to understand type 1 diabetes is that they come away hopeless. While some eventually find another perspective, this disastrous first impression is often permanent. This feeling of hopelessness—that there is nothing you can do—takes away the motivation to be proactive in self-care and information-seeking concerning type 1 diabetes.

What is needed is a way to bring the attitudes, knowledge, and strategies of people who are thriving with type-1 vividly into the lives of newly diagnosed type-1 diabetics and, for children, their parents. People starting their lives with type 1 need to learn immediately that if proactivity, information-seeking, and diligence replace the despair, confusion, and depression they feel, they can have long, healthy, happy lives. They must also have accessible and comprehensive educational materials so that their will to learn is never frustrated by a lack of information.

A number of technological and environmental factors make now the right time for this resource to be launched. Most importantly, the motivational and educational material can be created and distributed broadly, effectively, and efficiently via video, the web, and social media. There is a different distribution medium readily available for different population segments: DVDs for older adults or individuals who prefer to have one comprehensive resource, the internet for the young adults or people who prefer delving deeper into certain topics, and mobile devices and social networks for adolescents and children as well as those to whom social media connectivity is paramount. Moreover, each medium connects to the other, creating the potential for a ‘snowball effect’ wherein enthusiasm in one—such as users creating their own videos—drives enthusiasm in another—such as users viewing these videos and discussing them.

Present technological and environmental factors also create a moral imperative and need that pulls this idea forward. Millions can benefit from a new ‘first impression’ of type 1 diabetes that will stay with them for a lifetime, but until very recently it was impossible to spread this new ‘first impression’ effectively. Personal first impressions, such as the despair and confusion that come with diagnosis, outweighed any positive first impressions that might come via a pamphlet. Even with modern technology we cannot avoid the shock of diagnosis, however the pervasiveness of video, the internet, and mobile devices allows us to ensure that people new to type 1 have a more positive perspective as an option.

In the current media landscape, if comprehensive videos about living with type 1 are done well and convey important messages they can spread like wildfire and can be translated into many languages quite cheaply. Welcome to Type 1 will translate its documentary and main web content into eight languages. At the International Diabetes Conference in December 2011 (Dubai) ‘Young Leaders’ delegates from nations where medical resources are inadequate emphasized that quality educational media concerning living with type 1 was immensely valuable because their medical staff are often not trained with up-to-date knowledge. Despite limited access to training and health education, they do have access to the Internet and social media. What they need is a comprehensive informational resource.

All over the world, people new to type 1 also need to learn about the medications, resources, and medical devices that will keep them alive and help them thrive with the condition. Welcome to Type 1 uses the need for information about these tools at diagnosis as part of the business model. The Welcome to Type 1 documentary, website, and new media will make this information available in collaboration with sponsors. Because this information is vital to the person new to type 1, sponsors will have a chance to introduce their products at the very moment that people need to learn about them. Potential sponsors should also recognize that humans are creatures of habit. Once a person begins using a particular blood-glucose meter, insulin pump, insulin, or other resource, they seldom change brands over the course of their lifetime with type 1, choosing instead to continue using the product they know. This choice persists over a lifetime of supplies, upgrades, and replacements. The decision of which product they will ‘know’ is made when they are first being introduced to type 1 diabetes, and it is this crucial moment that Welcome to Type 1 is able to offer to sponsors who help fund this much-needed resource.

Welcome to Type 1 is offering nine sponsorship blocks at $60,000 per block. Owners of each sponsorship block receive:

•
1 minute of informational video in the ‘Special Features’ portion of the documentary (e.g. ‘What is an insulin pump?’, ‘What is blood glucose testing?’, ‘What is continuous blood glucose monitoring?’, ‘What is insulin?)

•	1 minute of informational video at the top of the website video channel
•	1 positive mention and ‘shot’ in the documentary story content
•	1/100th of the Welcome to Type 1 homepage for a logo and web-link
•	500 documentary DVDs for distribution indicating ‘This DVD provided by _____’
•	Additional documentaries for distribution will be available for purchase at cost from Welcome to Type 1
•	Recognition in conferences and public speaking engagements concerning Welcome to Type 1

Sponsors may purchase as many blocks as they choose. There are 9 blocks available, separate from partnering organizations with charitable or non-profit status. Priority of a sponsor’s video and web space order is assigned according to the number of sponsorship blocks purchased, then by date purchased. Other than those listed above, Sponsors will not receive any other direct benefits than recognition in our content and information about their products and services being conveyed to people and families newly diagnosed with type 1 diabetes. Sponsors will not receive any direct or indirect income from Type 1 Media or benefit from any revenue generated by our operations. It would not make any kind of sense to take money from sponsors then give some of it back to them.

Our sponsorship model is based on the fact that companies who create medicines and products for people and families new to type 1 diabetes want to reach these people and inform them about their products in the first few weeks after diagnosis. It is during the first few weeks that individuals newly diagnosed with type 1 diabetes make the decisions regarding treatment including what insulin they will use, what blood glucose meter they will use, what insulin pump they will use, and what pharmacy they will use. In many cases these products and services are quite similar across the different brands, so the companies fight for brand loyalty and recognition. This choice is very important to the insulin companies, blood glucose meter companies, insulin pump companies, and pharmacy companies, because once a person or family starts with one brand, they seldom switch because products and services are very similar, and because there are barriers to switching. These barriers include learning to use a new type of insulin, or blood glucose meter, or insulin pump, or pharmacy system; changing over one’s prescriptions and methods of obtaining the needed supplies; and changing over one’s routine in self-management. Simply put, barring major innovations, there is seldom enough reason to switch once you get used to one particular insulin, blood glucose meter, insulin pump, or pharmacy.

The primary reason to try to sell a sponsor block to nine separate companies was that these companies routinely try to infiltrate endocrinology clinics (diabetes medical centers) on their own with information about their products, and the clinics have become resistant to anything that comes in with one company’s logo on it. However, we surmised that if we had nine company logos on our DVD, website, and information, the clinics would see our project as an industry collaboration, lending it credibility and decreasing the concern that one particular company was trying to manipulate their patients.

We chose to fund our project through the use of sponsors rather than through debt or equity because debt would involve incurring undesirably bank debt and the equity would involve selling parts of our Company, which we did not feel was in the Company’s best interest. We considered both all three alternatives, specifically equity, but in the end decided that our business plan was strong enough and our obtaining sponsorships was likely enough that there was no sense in further complicating the management of our Company.

Sponsorship and our Mandate

The mandate of Welcome to Type 1 is to provide the best possible resource for people new to type 1 diabetes. We are thrilled to work with sponsors who understand the difference this resource can make in the lives of children and adults who are learning to manually replace the function of one of their vital organs. We also understand that sponsors expect to gain recognition and favor through their investment in Welcome to Type 1, and we believe that the best way to achieve this end is by following our mandate in order to maximize exposure.

Many questions potential sponsors may have, such as whether we will mention other brands or products, can be answered with the following rule: Welcome to Type 1 will always do what is best for the end consumer, while keeping the sponsor’s interests in mind. For instance, concerning insulin pumps, blood glucose meters, CGMs, or insulin types, we will tell our audience that there are different options available on all fronts and we may even point out broad differences between brands (e.g. long-acting insulin vs. short-acting; patch pumps vs. traditional pumps). If we did not, we would not be serving the best interests of people new to type 1. However, when it comes to demonstrating what a device is, how it works, and featuring it in the narrative, we will always use our sponsor’s product. In a case where two sponsors with equal sponsor blocks may be in direct competition, their products will receive equal attention. All information provided about products and brands will be informational rather than comparative, provocative, or designed to evoke an emotional response.

As of the date of this Prospectus, we have sold two of the nine available sponsorship blocks , one for the expected CAD60,000 and one modified block for CAD15,000. We hope to sell our remaining sponsor blocks to insulin companies (such as Lilly, Novo Nordisk, Sanofi), blood glucose meter companies (such as Bayer, Abbott, Roche, LifeScan), insulin pump companies (such as OmniPod, Asante, Tandem), or pharmacies (such as CVS, Walmart, Walgreens). Jonathan White has attended a number of 2013 conferences including the American Diabetes Association Scientific Sessions, the Children with Diabetes Friends for Life Conference, and will soon go to the Insulindependence Diabetes and Sport Conference in order to reach out to potential sponsors.

Several insulin companies have expressed interest in purchasing sponsorship blocks larger than $60,000, including blocks ranging from $150,000 to $350,000. This has caused our management team to begin drafting tentative sponsor contracts for those amounts. The basic structure of the sponsor block will remain the same, including the company’s product’s presence in the media content and logo on the site, however we will simply give them much more presence. Type 1 Media and Jonathan White do not have a pre-existing relationship with the companies we expect to purchase sponsor blocks or pre-existing relationship with Medtronic, (one of the current sponsors).

Research

In order to better understand how video and web resources can motivate behavior change and improve health outcomes, Welcome to Type 1 has teamed up with Saint Mary’s University in Nova Scotia, Canada. Dr. Steven Smith, Dean of Science at Saint Mary’s University, is working with Welcome to Type 1 to obtain research funding from federal granting agencies to explore the outcomes of exposure to Welcome to Type 1’s documentary and web content on people newly diagnosed with type 1 diabetes. Empirical studies will allow Welcome to Type 1 to better understand its impact on its audience. Furthermore, confirmation of improved behavioral and health outcomes is a first step toward other potential funding sources in the long term, such as insurance companies or healthcare providers who may wish to improve the health of their customers through proven preventative education and motivation. In short, the research component will provide feedback to ensure that Welcome to Type 1 works, help Welcome to Type 1 understand how to improve its service, and make possible additional funding sources for long-term sustainability and service.

Legal Concerns

Sponsors have a right to be certain that they are not putting their name on anything that could be damaging to their brand or to the end user. Media created by Welcome to Type 1 will be reviewed by accredited medical and psychological professionals prior to publication, however Welcome to Type 1 will also use new media to encourage reactions and content created by its audience. To ensure that this user-generated content is not misinterpreted as being certified by Welcome to Type 1, it’s sponsors, or medical professionals, this content will ‘live’ on sites commonly understood to be public such as a YouTube channel, twitter feed, and facebook page. Furthermore, these sites will permanently feature a notification that their content is user-generated rather than provided by Welcome to Type 1 or its sponsors. Finally, content on these sites will be regularly reviewed by the Welcome to Type 1 team and anything that has any potential to be damaging to the end user, sponsors, or Welcome to Type 1 will be removed.

Staying Local and Up-To-Date

Sponsors may have products that are available in certain locations but not others, or may release new products during their sponsorship term. In some cases there are federal restrictions against promoting products that are not available in that country at that time, or that are currently under review by legislative bodies. Welcome to Type 1 will work with sponsors to create informational content relevant to products that are available in various locations, and in circumstances where sponsors have several products for which content must be created, sponsors may elect to cover the production costs (at cost) for the Welcome to Type 1 team to customize information for different locations. Websites can presently determine from which country an ordinary internet-user is browsing and Welcome to Type 1 will use this service to provide the right information to the right country. Flags in the upper right-hand corner of the site will also allow internet-users to browse according to a country of their choosing, in cases where a person stumbles onto the wrong area’s website or is browsing while traveling. Similar content modifications will be made to DVDs being distributed in various regions.

Non-Sponsor Partnerships

In order to serve its mandate, Welcome to Type 1 will also partner with non-sponsoring organizations who can help produce content, distribute DVDs and raise awareness of the resource, and benefit from the services Welcome to Type 1 offers. Among others, the Welcome to Type 1 has preliminarily discussed some level of partnership with the International Diabetes Federation, TrialNet and other research organizations who access people new to type 1, Hospitals and diabetes clinics, Insulindependence, ConnectedinMotion, the Behavioral Diabetes Institute, Rewarding Diabetes, dLife, tudiabetes, the T1D Exchange and glu, and others.

Our Strengths

Our strength is our business concept—that people new to type 1 need certain informational resources and that pharmaceutical and medical devices companies will sponsor those resources. Another related strength is our expertise in delivering those resources. Our founder, Dr. White, lives with type 1 diabetes and is a media psychologist who specializes in changing the way people think via media. Dr. White works with and contracts a network of individuals who are also living with or close to someone with type 1 diabetes and have needed skill sets for the business’s projects (e.g. graphic design, video production, medical expertise). Dr. White built this network over five years of work in the type 1 diabetes space, speaking at conferences, research sessions, and creating documentaries.

Products

•	Online videos for companies and organizations concerned with type 1 diabetes
•	www.welcometotype1.com

Competition

A number of notable media resources already exist for the type 1 community. These include websites such as dlife.com, childrenwithdiabetes.com, peoplewithdiabetes.ca; social media resources such as tudiabetes.org or myglu.org; and blogs or twitter feeds such as those of Amy Tenderich, Kelly Close, or Kerry Sparling. Additionally, organizations such as Insulindependence (USA), Reality Check (Australia), and Connected In Motion (Canada) offer online and real-world events and resources for people with type 1.

Having been involved in diabetes events and conferences for a decade, the Welcome to Type 1 team has been fortunate enough to become friends with many of the excellent people behind these excellent organizations, and the Welcome to Type 1 team has done work with most of them. The reason that there is a need for Welcome to Type 1, despite the existence of these other organizations, is that Welcome to Type 1 is chasing a different demographic.

It is incorrect to imply that the audiences of the organizations listed above are the same or homogenous, but generally speaking they are made up of people who live with some type of diabetes and who are involved and invested in the diabetes community. Specifically, that audience primarily consists of people who already understand the importance of proactivity and information-seeking. In contrast, Welcome to Type 1 is a resource designed for people brand new to type 1 who are still creating their first impression of the condition. Welcome to Type 1 aims to grow the number of people who migrate into the proactive, information-seeking audience of these other organizations. As such, Welcome to Type 1 will serve these other organizations by bringing them a larger audience and serve people new to type 1 by making the resources provided by these other organizations available to them. Because of this mandate, Welcome to Type 1 is already working with a number of these organizations in creating media content and helping run events. This type of cross-promotion and support allows Welcome to Type 1 and its ‘friends’ to do better work by working together in a scenario where everybody wins.

Customers

Those who will use the Welcome to Type 1 site are people and families newly diagnosed with type 1 diabetes, and those who have lived with the condition for some time but want to refresh their knowledge and attitudes toward it. The clients who pay the bills, however, are the sponsors who want that audience to choose their products and services.

Intellectual Property

Welcome to Type 1 is trademarked and protected to the extent that it is possible to do so for so generic a phrase. The company has also protected and purchased other websites and spellings that may be related to current or future products (e.g. Welcome2Type1.com, W2T1.com, WelcomeToInsulin.com)

Government Regulation

Type 1 Media operates under the same set of laws as companies such as WebMD and Wikipedia, wherein it is prudent to specify frequently that using the website and videos is no substitute for seeing a doctor and that a doctor should be consulted before making changes to one’s health regimen. Welcome to Type 1 has, accordingly, created a fitting Terms and Conditions of Use statement on the home page and a similar appropriate Privacy Policy, though Welcome to Type 1 does not presently collect any information from its audience apart from using Google Analytics to determine from where people are visiting the site and how they move through the content. Moreover, at the behest of some of its sponsors, Welcome to Type 1 will make it clear to website users when they are leaving the Welcome to Type 1 site in order to visit external sites, so that no medical information presented on external sites can be associated with Welcome to Type 1.

Plan of Operation

Over the next 12 months the Welcome to Type 1 project will focus on (1) completing a reasonably comprehensive video library on the website that will serve as a resource for people new to type 1 diabetes, and (2) driving traffic to the website. Concerning Part 1, we estimate that we will add five hours of content to the already existing five hours on the website. At present we have the Diabetes Chalk Talks and a few other videos, which cover much of the basic technical information needed by people new to the condition. In the next 6 months we will focus on producing content role-modeling psychological approaches to the condition and supportive family behaviors. We have already filmed about 2/3 of this content, but our process of editing that content into usable videos will be quite lengthy as we are working primarily from raw, unscripted interviews and must assemble these into something meaningful for our audience. We expect to finish most of our filming and editing within the first 6 months, then shift our attention to Part 2, driving traffic to the website.

Part 2 of our plan of operations will involve some updates and edits to the current website, using search engine optimization and online advertising, driving traffic via our sponsors and via organizations with goals similar to ours, attempting to have our site linked from WebMD, attempting to have our site linked from Wikipedia, visiting diabetes educators to teach them about the resource, and visiting endocrinology clinics to teach them about the resource. The Company hopes to achieve the last two objectives with the assistance of the American Diabetes Association and the American Association of Diabetes Educators, both of whom have expressed interest in having us provide education to their members. We will make early efforts to set up trips to educate health-care providers in various locations, then we will fill the time in between with more flexible tasks such as search-engine optimization and website updates.

As a small company we are fortunate to be nimble in our actions and budgeting. Concerning the latter, if we don’t attain our sponsorship targets we can downsize production accordingly so that we will still achieve the same ends, but only to the extent our budget will allow. The current budget for the next 12 months is divided into three main departments and estimates website production costs for the next 12 months at $105,500 (Design: $14,000, Development: $51,000, Promotion: $27,500, Administration: $13,000), video production costs at $164,950 (Pre-Production: $12,000, Production: $32,450, Post-Production: $52,500, Distribution: $68,000), and operating costs at $178,601 (Salaries: $110,000, Travel: $26,500, Office: $21,201, Promotion: $20,900).

This plan of operations assumes that the original sponsorship target of $540,000 is met, minus the $90,000 that has already been obtained and spent. Should we obtain fewer sponsorships than expected, we will adjust our budget, starting with video post-production effects and titles, which can easily be easily substituted with more generic titles and effects..

The Welcome to Type 1 team is currently in the process of filming the documentary will finish much of the current stage of filming by the end of August 2013. As such, the absolutely necessary work that remains consists largely of editing this recorded content and updating and upgrading the website. Should we fall short of our sponsorship targets we will nonetheless complete a dozen new videos and the documentary in 2014, such that content will continue to flow out into the type 1 community, sponsors may take more and more notice of the Company, and we expect to have more success in obtaining sponsors. Our output content, to an extent, is dependent upon sponsor revenues, however we have provided enough flexibility in our sponsor contracts so that we can fulfill the obligations of our current contracts with our current operating budget and any future sponsorships will potentially make for a larger project, but obtaining fewer sponsorship dollars will not defeat our project.

Employees

As of the date hereof, Type 1 Media, Inc. has 3 employees working for us in various capacities

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 5959 Spring Garden Road, #1507 Halifax, NS, Canada B3h 1Y5, and our telephone number is 902-483-8511. We our executive office is located within a space shared by our President for other purposes. The lease for the space is $1000 per month, 40% of which is attributed to Type 1 Media.

Item3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded or quoted on any stock exchange or over the counter market. The Company is not aware of any market activity in its common stock since its inception through the date of this filing. We anticipate applying for quoting of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”), however, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders

As of the date of this Annual Report, there are approximately 33 record holders of our common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Annual Report, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements.”

Overview

Type 1 Media, Inc. was incorporated in the State of Delaware on January 12, 2012. Type 1 was formed primarily to inform people new to type 1 diabetes about living well with the condition as well as products and services that will help them thrive.

Type 1 Media began its business by creating short custom videos for pharmaceutical companies and medical devices companies who sell medications and products that people with type 1 diabetes need, as well as videos for charities concerned with type 1 diabetes. These projects, completed in 2012, helped build the Company’s reputation so that the Company could seek sponsorship for a larger project, titled Welcome to Type 1, which is detailed in the “Business Strategy" section.

Results of Operations

Comparison of the Year Ended December 31, 2013 and 2012.

We are still in our development stage and our revenues for the year ended December 31, 2013 were $98,093 compared to revenues of $30,368 for the year ended December 31, 2012.

Our operating expenses for the year ended December 31, 2013 were $54,829 compared to operating expenses of $72,733 for the year ended December 31, 2012.

The Company’s net profit for the year ended December 31, 2013 was $25,215 compared to a net loss of $68,860 for the year ended December 31, 2012. For the period from October 28, 2009 (Inception) through December 31, 2013, our net loss was $81,558.

Liquidity and Capital Resources

As of December 31, 2013, the cash flow from operating activities was $79,354, the net cash flow from investing activities was $(2,311), and the net cash flow from financing activities was $19,081 resulting in a total cash balance of $114,429 as of December 31, 2013.

The accrued expenses in the amount of $89,753 consist of salaries unpaid to Jonathan White and Oliver Brown, the Company’s two most involved employees. Both Jonathan White and Oliver Brown are aware that the repayment of these salaries from the Company is contingent upon the success of the Company and have deferred the salaries owed to them. Neither Dr. White nor Mr. Brown expect to demand their salary if it cause liquidity problems for the Company.

The current budget for the next 12 months is divided into three main departments and estimates website production costs for the next 12 months at $105,500 (Design: $14,000, Development: $51,000, Promotion: $27,500, Administration: $13,000), video production costs at $164,950 (Pre-Production: $12,000, Production: $32,450, Post-Production: $52,500, Distribution: $68,000), and operating costs at $178,601 (Salaries: $110,000, Travel: $26,500, Office: $21,201, Promotion: $20,900).

This plan of operations assumes that the original sponsorship target of $540,000 is met, minus the $90,000 that has already been obtained and spent. Should we obtain fewer sponsorships than expected, we will adjust our budget, starting with video post-production effects and titles, which can easily be easily substituted with more generic titles and effects.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm raised the issue that the Company had a deficit accumulated during the development stage at December 31, 2013 and a net loss and net cash used in operating activities for the year then ended.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited consolidated interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in this Annual Report.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern : Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business ;

(ii)
Allowance for doubtful accounts : Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts and general economic conditions that may affect a client’s ability to pay . The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(iii)
Fair value of long-lived assets : Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iv)
Valuation allowance for deferred tax assets : Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering , among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company applies the aforementioned criteria of the revenue recognition policy in the accounting standards to the transactions that generated revenue in the Company’s financial statements as follows:

Whiteboard Video Creation

The Company creates whiteboard video for its customers. The Company charges 50% of the total estimated fees of the project as a retainer receivable before commencing the job. The Company recognizes whiteboard video creation revenue when the creation is completed and delivered to the customer.

Content Sponsorships

The Company sells sponsorship block in its website to pharmaceutical companies and medical device manufacturers. The Company recognizes content sponsorship revenue ratably over the period in which the related sponsorship content is available on the Company’s website.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Our business plan within 12 months is outlined below:

For the next 6 months the Company is engaged in completing production of 25-35 short videos providing useful information and empowerment to people and families new to type 1. The following 6 months will primarily be spent driving traffic to the website via search engine optimization; visits to endorcrinologists, diabetes educators, nurses, dieticians, and health care teams; and presenting at conferences. These activities will overlap somewhat. The process of soliciting and creating sponsorship agreements with clients in the pharmaceutical and medical devices industries relevant to type 1 diabetes is ongoing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company sold two of the nine available sponsorship blocks to date, one for CAD60,000 and one modified block for CAD15,000.

On April 15, 2012 the Company sold one of the nine available sponsorship blocks at CAD60,000 expiring December 31, 2014 to Animas Canada, a Canadian company owned by Johnson & Johnson. The Company accounted for the sale of the content sponsorship block ratably over the period in which the related sponsorship content is available on the Company’s website. For the year ended December 31, 2012 the Company recognized content sponsorship revenue of CAD 16,362 under this sponsorship agreement. For the year ended December 31, 2013 and 2012 the Company recognized content sponsorship revenue of CAD21,816 and CAD16,362 under this sponsorship agreement , respectively.

On May 9, 2013 the Company reached an agreement with, and sold one modified sponsorship blocks at CAD15,000 expiring December 31, 2013, Medtronic Canada, a Canadian company owned by Johnson & Johnson. The Company accounted for the sale of the content sponsorship block ratably over the period in which the related sponsorship content is available on the Company’s website. For the year ended December 31, 2013 the Company recognized content sponsorship revenue of CAD15,000 under this sponsorship agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;

3)	ineffective controls over period end financial disclosure and reporting processes; and

4)	lack of accounting personnel with adequate experience and training.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As of the date of this Annual Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of the date of this Annual Report. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Jonathan White	33	President, Director
Tom Baxter	35	Secretary, Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this offering.

Officers

Jonathan White, 32, President and Director. Dr. White has been our President since inception on January 12, 2012 and has focused most of his time on the Welcome to Type 1project since then. Dr. White is a media psychologist based in Halifax, Nova Scotia. His research and part-time teaching concern how we make ourselves through the media and entertainment we absorb. Dr. White completed his PhD in media psychology on that topic in January of 2011, and taught masters-level classes for UCLA and Fielding Graduate University while studying and after graduating. Dr. White also taught undergraduate classes for Saint Mary’s University in Halifax in 2011. He now teaches a couple online graduate classes a year and supervises a few masters’ students on their theses while also working full-time hours on Welcome to Type 1. Prior to his PhD Dr. White earned a masters of arts in media psychology, a master’s of science in organizational psychology, an honors degree in business administration, and a degree in psychology. Throughout 12 years of postsecondary education Dr. White worked in various fields related to his schooling, often as a consultant or intern specialist. Dr. White has lived with type 1 diabetes for 17 years and took a short break from graduate school to bicycle from the top to the bottom of Africa in 2006 to promote awareness that it is possible to live a healthy, adventurous life with type 1 diabetes. From that trip Dr. White created an award-winning televised documentary. He has also been performing occasional contracts as a traveling motivational speaker for audiences concerned with type 1diabetes for 5 years, when the talks are requested and set up by pharmaceutical companies, medical devices companies, health-related organizations, and charities. Type 1 Media and the Welcome to Type 1 project are in some ways the culmination of an extensive education on how media can change behavior for the better, specifically applied to type 1diabetes. In the future Dr. White hopes to be able to apply the model of this business to other chronic health conditions that require proactive approaches from patients to improve wellbeing.

Tom Baxter, 34. Dr. Baxter has been our Secretary and Director since May 2012. Dr. Baxter is a Family Physician with a practice in Yarmouth, Nova Scotia. He has also completed a fellowship as an Emergency Room doctor in Kingston Ontario. Dr. Baxter has been a type 1 diabetic since the age of three, and he has been striving to show both himself and others that diabetes cannot hold you back from your dreams. In 2006 he completed a cycling expedition with Dr. White on Tour d’Afrique, crossing 3500km through Zambia, Botswana, Namibia, and South Africa. Over the past six years he has been giving motivational talks, both with Dr. White and on his own, related to that experience and others for a variety of organizations. He’s also cycled unsupported from Portland Oregon to the southern tip of the Baja California. He has taught English in rural Japan and studied the language for two years. Tom is a graduate of Dalhousie University having received a bachelor of Arts with combined honors in Classical History and Biology in 2001 and in 2010 he earned his medical degree, also from Dalhousie. From 2010-2012, Mr. Baxter conducted a Family Medicine Residency and received a rural and remote medicine diploma from Queen’s University in Kingston, Ontario. From January 2013 to July 2013, Mr. Baxter was working as a family physician for Reddendale Family Health in Kingston, Ontario, before starting his own practice closer to home in Yarmouth, Nova Scotia in August of 2013.

Committees

We have not separately designated an executive committee, nominating committee, compensation committee or audit committee of the board of directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•
registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are “independent directors” as defined by in the rules of The NASDAQ OMX Group, Inc. listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2013 and 2012 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)
Jonathan White	2013	$0	$0	$0	$0
	2012	CAD $11,630.05 USD $1,035.00	$0	$0	$0	CAD $11,630.05 USD $1,035.00

Thomas Baxter	2013	CAD $0 USD $0	CAD $0 USD $0	CAD $0 USD $0	CAD $0 USD $0	CAD $0 USD $0
	2012	CAD $0 USD $0	$0	$0	$0	CAD $0 USD $0

Employment Agreements

The Company does not have any employment agreements.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards were outstanding as of July 31, 2013.

Stock Option Grants

We have not granted any stock options as of December 31, 2013. There are no stock option plans or common shares set aside for any stock option plan.

Director Compensation

The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors and our directors do not receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of the date of this Annual Report for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 5,700,000 shares of common stock outstanding as of the date of this Annual Report.

Name	Number of Shares Beneficially Owned	Percent of Class
Jonathan White 5959 Spring Garden Road, #1507 Halifax, NS, Canada B3h 1Y5	5,000,000	87.72%

Tom Baxter 5959 Spring Garden Road, #1507 Halifax, NS, Canada B3h 1Y5	0	0%

All Executive Officers and Directors as a group (2 persons)	5,000,000	87.72%

*	less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during the fiscal year ended December 31, 2013 in which we were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

Advances from our President

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. Advances from the stockholder and officer at December 31, 2013 were $20,087.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $8,500 and $2,000 for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on July 1, 2013.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on August 12, 2013.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYPE 1 MEDIA, INC.

Date: May 15, 2014	By:	/s/ Jonathan White
Jonathan White
President (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer).

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan White	President, Director	Date: May 15, 2014
Jonathan White

/s/ Tom Baxter	Secretary, Director	Date: May 15, 2014
Tom Baxter

Type 1 Media, Inc.
(A Development Stage Company)
December 31, 2013 and 2012
Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2013 and 2012, and for the Period from October 28, 2009 (Inception) through December 31, 2013	F-4

Consolidated Statement of Stockholder’s Deficit for the Period from October 28, 2009 (Inception) through December 31, 2013	F-5

Consolidated Statement of Cash Flows for the Year Ended December 31, 2013 and 2012, and for the Period from October 28, 2009 (Inception) through December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Type 1 Media, Inc.
(A Development Stage Company)
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Type 1 Media, Inc., a development stage company, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholder's deficit and cash flows for the years then ended and for the period from October 28, 2009 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s deficit and cash flows for the years then ended and for the period from October 28, 2009 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
May 15, 2014

Type 1 Media, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$114,429	$10,302
Accounts receivable	-	37,000

Total current assets	114,429	47,302

COMPUTER EQUIPMENT
Computer equipment	2,833	558
Accumulated depreciation	(538)	(93)

Computer equipment, net	2,295	465

TOTAL ASSETS	$116,724	$47,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$89,753	$73,736
Advances from stockholder	20,088	37,660
Current portion of deferred revenue	45,402	21,816

Total Current Liabilities	155,243	133,212

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	-	21,822

Total Long-Term Liabilities	-	21,822

TOTAL LIABILITIES	155,243	155,034

STOCKHOLDERS' DEFICIT

Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 5,700,000 and 5,000,000 shares issued and outstanding, respectively	6	5
Additional paid-In capital	(1,778)	(36,777)
Accumulated deficit	(43,645)	(68,860)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	6,898	(1,635)

Total Stockholders' Deficit	(38,519)	(107,267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$116,724	$47,767

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Revenue	$98,093	$30,368

Cost of Revenue	18,424	26,495

Gross Margin	79,669	3,873

Operating Expenses:

Professional fees	9,278	10,000
Salary and compensation - officer	17,476	35,171
Travel expenses	21,019	19,075
General and administrative expenses	7,056	8,487

Total Operating Expenses	54,829	72,733

Income (Loss) from Operations	24,840	(68,860)

Other (income) expense

Foreign currency transaction (gain) loss	(375)	-

Other (income) expense, net	(375)	-

Income (Loss) before income tax provision	25,215	(68,860)

Income tax provision	-	-

Net Income (Loss)	25,215	(68,860)

Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	8,533	(494)

Comprehensive Income (Loss)	$33,748	$(69,354)

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding:
- basic and diluted	5,387,642	5,000,000

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statement of Stockholders' Deficit
For the Year Ended December 31, 2013 and 2012

	Common stock par value $0.000001		Additional Paid-in	Accumulated	Accumulated Other Comprehensive income (loss) Foreign Currency Translation gain	Total Stockholder's
	Shares	Amount	Capital	Deficit	(loss)	Deficit

Balance, December 31, 2011	5,000,000	$5	$(5)	$(37,913)	$1,141	$(36,772)

Reclassification of sole-proprietorship undistributed earnings (loss) and comprehensive income (loss) at January 12, 2012 as additional paid-in capital			(36,772)	37,913	(1,141)	-

Comprehensive income (loss)
Net loss				(68,860)		(68,860)
Foreign currency translation gain (loss)					(1,635)	(1,635)
Total comprehensive loss						(70,495)

Balance, December 31, 2012	5,000,000	5	(36,777)	(68,860)	(1,635)	(107,267)

Common stock issued for cash at $0.05 per share between May 21, 2013 and June 30, 2013	700,000	1	34,999			35,000

Comprehensive income (loss)
Net income				25,215		25,215
Foreign currency translation gain (loss)					8,533	8,533
Total comprehensive loss						33,748

Balance, December 31, 2013	5,700,000	$6	$(1,778)	$(43,645)	$6,898	$(38,519)

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,215	$(68,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	451	93
Changes in operating assets and liabilities:
Accounts receivable	28,048	(37,000)
Accrued expenses	21,036	36,964
Deferred revenue	4,604	43,638

Net cash provided by (used) in operating activities	79,354	(25,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,311)	(558)

Net cash used in investing activities	(2,311)	(558)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) stockholder	(15,919)	37,660
Proceeds from sale of common stock	35,000	-

Net cash provided by financing activities	19,081	37,660

EFFECT OF FOREIGN EXCHANGE RATE CHANGE ON CASH	8,003	(1,635)

NET CHANGE IN CASH	104,127	10,302

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	10,302	-

CASH BALANCE AT END OF REPORTING PERIOD	$114,429	$10,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

December 31, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Make Good Media

Make Good Media, a development stage company, (“Predecessor”), was organized as a Sole-Proprietorship on October 28, 2009 under the laws of Canada. The Company plans to make people, newly diagnosed with Type 1 Diabetes, aware of the information in self-management with the disease.

The Company exists to increase the number of people living healthy, happy lives with Type 1 Diabetes by:

•	Providing people with type 1 diabetes with a proactive perspective about self-care that will lead them to seek to understand and manage their condition

•	Providing people with type 1 diabetes with the information they need to self-manage and thrive with the condition.

•	Increasing the number of people who use existing informational, support, and research organizations concerned with improving the lives of people with type 1 diabetes.

Type 1 Media, Inc.

Type 1 Media, Inc. (the “Company”) was incorporated on January 12, 2012 under the laws of the State of Delaware for the sole purpose of acquiring all of the outstanding rights of Make Good Media. Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the President of the Predecessor for all of the outstanding rights. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.000001 par value and paid in capital was recorded as a negative amount ($5). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Make Good Media, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the Sole-Proprietorship’s deficit accumulated during the development stage of ($37,913) and other comprehensive income of $1,141 at January 12, 2012 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(iii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Make Good Media	Canada	October 28, 2009	100%

The consolidated financial statements include all accounts of the Company and Make Good Media as of reporting period dates and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

There was no allowance for doubtful accounts at December 31, 2013 or December 31, 2012, or bad debt expense for the reporting period ended December 31, 2013 or 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or December 31, 2012.

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the asset’s estimated useful lives of five (5) years. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved ; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian Dollar, the Company’s operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company applies the aforementioned criteria of the revenue recognition policy in the accounting standards to the transactions that generated revenue in the Company’s financial statements as follows:

Whiteboard Video Creation

The Company creates whiteboard video for its customers. The Company bills 50% of the total estimated fees of the project as a retainer receivable before commencing the job. The Company recognizes whiteboard video creation revenue when the creation is completed and delivered to the customer.

Content Sponsorships

The Company sells sponsorship blocks in its website to pharmaceutical companies and medical device manufacturers. The Company recognizes content sponsorship revenue ratably over the period in which the related sponsorship content is available on the Company’s website.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Income Tax Provision

The Company was treated as a disregarded entity for income tax purposes until January 12, 2012. The operating results prior to January 12, 2012 were included in the income tax return of the Company’s founder.

Effective January 12, 2012, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency, re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which it transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. If a functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant local currency to be the functional currency.

The financial records of the Company are maintained in its local currency, the Canadian Dollar (“CAD”), which is the functional currency. Assets and liabilities are translated from the local currencies into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ deficit.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2013	December 31, 2012
Balance sheets	1.0696	0.9968

Statements of operations and comprehensive income (loss)	1.0300	0.9998

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Company’s consolidated statements of operations and comprehensive income (loss) and stockholders’ equity.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit and working capital deficiency at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

(i)	Impairment Test

The Company completed the annual impairment test of computer equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at December 31, 2013.

(ii)	Depreciation Expense

Depreciation expense was $451 and $93 for the reporting period ended December 31, 2013 and 2012, respectively.

Note 5 – Stockholder’s Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Five Million (95,000,000) shares shall be Common Stock, par value $0.000001 per share.

Common Stock

Upon formation, the Company issued an aggregate of 5,000,000 shares of the newly formed corporation’s common stock to the President of the Predecessor for all of the outstanding shares. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.000001 par value and paid in capital was recorded as a negative amount ($5). In other words, no net value was assigned to these shares.

For the period from May 21, 2013 through June 30, 2013, the Company sold 700,000 shares of its common stock at $0.05 per share to thirty two (32) individuals for a total consideration of $35,000.

Capital Contribution

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the Sole-Proprietorship’s deficit accumulated during the development stage of ($37,913) and other comprehensive income of $1,141 at January 12, 2012 to additional paid-in capital.

Note 6 – Related Party Transactions

Advances from Stockholder

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 7 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Revenue for the reporting period ended		Accounts Receivable at
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Customer A	22.8%	76.8%	-%	81.1%

Customer B	53.9%	-%	-%	-%

Customer C	16.2%	-%	-%	18.9%
	92.9%	76.8%	-%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $43,645 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,839 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased by approximately $8,573 and increased $23,412 for the year ended December 31, 2013 and for the period from January 12, 2012 (inception) through December 31, 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	14,839	23,412

Less: Valuation allowance	(14,839)	(23,412)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Period from January 12, 2012 (inception) through December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.