Form 10-Q
period 2014-03-31
Type 1 Media Inc.
filed 2014-05-27
CIK 1559172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-189731

TYPE 1 MEDIA, INC.
(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Leach Hollow Road
Sherman, CT 06784
 (Address of principal executive offices) (Zip Code)

1-902-483-8511
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2014, there were 5,700,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Type 1 Media, Inc.

March 31, 2014 and 2013

Type 1 Media, Inc.

Consolidated Balance Sheets

	3/31/2014	12/31/2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,574	$114,429

Total current assets	39,574	114,429

COMPUTER EQUIPMENT
Computer equipment	2,740	2,833
Accumulated depreciation	(658)	(538)

Computer equipment, net	2,082	2,295

TOTAL ASSETS	$41,656	$116,724

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$43,643	$89,753
Advances from stockholder	18,902	20,088
Current portion of deferred revenue	21,048	45,402

Total Current Liabilities	83,593	155,243

TOTAL LIABILITIES	83,593	155,243

STOCKHOLDERS' DEFICIT

Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 5,700,000 shares issued and outstanding	6	6
Additional paid-In capital	(1,778)	(1,778)
Accumulated deficit	(46,371)	(43,645)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	6,206	6,898

Total Stockholders' Deficit	(41,937)	(38,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,656	$116,724

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

 Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unudited)	(Unudited)

Revenue	$23,699	$-

Cost of Revenue	4,083	-

Gross Margin	19,616	-

Operating Expenses:

Professional fees	13,681	515
Salary and compensation - officer	4,083	4,465
General and administrative expenses	4,578	13,465

Total Operating Expenses	22,342	18,445

Income (loss) before income tax provision	(2,726)	(18,445)

Income tax provision	-	-

Net Income (Loss)	(2,726)	(18,445)

Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	(692)	1,962

Comprehensive Loss	$(3,418)	$(16,483)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	5,700,000	5,000,000

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2014
(Unaudited)

	Common stock par value $0.000001		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss) Foreign Currency Translation	Total Stockholder's
	Shares	Amount	Capital	Deficit	gain (loss)	Deficit

Balance, December 31, 2012	5,000,000	$5	$(36,777)	(68,860)	$(1,635)	$(107,267)

Common stock issued for cash at $0.05 per share on June 30, 2013	700,000	1	34,999			35,000

Comprehensive income (loss)
Net loss				25,215		25,215
Foreign currency translational gain (loss)					8,533	8,533
Total comprehensive income (loss)						33,748

Balance, December 31, 2013	5,700,000	6	(1,778)	$(43,645)	6,898	(38,519)

Comprehensive income (loss)
Net loss				(2,726)		(2,726)
Foreign currency translational gain (loss)					(692)	(692)
Total comprehensive income (loss)						(3,418)

Balance, March 31, 2014	5,700,000	$6	$(1,778)	$(46,371)	$6,206	$(41,937)

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,726)	$(18,445)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	137	28
Changes in operating assets and liabilities:
Accounts receivable	-	7,000
Accrued expenses	(43,319)	4,337
Deferred revenue	(23,681)	-

Net cash used in operating activities	(69,589)	(7,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) stockholder	(181)	4,111

Net cash provided by (used in) financing activities	(181)	4,111

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,085)	1,962

NET CHANGE IN CASH	(74,855)	(1,007)

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	114,429	10,302

CASH BALANCE AT END OF REPORTING PERIOD	$39,574	$9,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

March 31, 2014 and 2013
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2014.

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

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

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

There was no allowance for doubtful accounts at March 31, 2014 or December 31, 2013, or bad debt expense for the reporting period ended March 31, 2014 or 2013.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or December 31, 2013.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

Balance sheets	1.1061	1.0696	1.0176	0.9968

Statements of operations and comprehensive income (loss)	1.1021	1.0300	1.0079

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

(i)	Impairment Test

The Company completed the annual impairment test of computer equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at March 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $137 and $28 for the reporting period ended March 31, 2014 and 2013, respectively.

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

Note 7 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Revenue for the reporting period ended		Accounts Receivable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Customer A	79.1%	-%	-%	-%

Customer B	20.9%	100.0%	-%	-%
	100.0%	100.0%	-%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Type 1 Media, Inc. (“Type 1 Media”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Type 1 Media was incorporated in the State of Delaware on January 12, 2012. Type 1 was formed primarily to inform people new to type 1 diabetes about living well with the condition as well as products and services that will help them thrive.

Type 1 Media began its business by creating short custom videos for pharmaceutical companies and medical devices companies who sell medications and products that people with type 1 diabetes need, as well as videos for charities concerned with type 1 diabetes. These projects, completed in 2012, helped build the Company’s reputation so that the Company could seek sponsorship for a larger project, titled Welcome to Type 1, which is detailed in the “Business Strategy" section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company intends to expand its business through the acquisition and development of new and existing companies. At this time, the Company has not identified or actively sought out a potential acquisition target.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013.

Our revenues for the three months ended March 31, 2014 and 2013 were $23,699 and $0, respectively.

Our operating expenses for the three months ended March 31, 2014 were $22,342 compared to operating expenses of $18,445 for the three months ended March 31, 2013.

The Company’s net loss for the three months ended March 31, 2014 was $2,726 compared to a net loss of $16,483 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, cash flows used in operating activities was $69,589, cash flows from investing activities was $0, and net cash flows from financing activities was $(181) resulting in a total cash balance of $39,574 as of March 31, 2014.

The accrued expenses in the amount of $43,643 consist of salaries unpaid to Jonathan White and Oliver Brown, the Company’s two most involved employees. Both Jonathan White and Oliver Brown are aware that the repayment of these salaries from the Company is contingent upon the success of the Company and have deferred the salaries owed to them. Neither Dr. White nor Mr. Brown expect to demand their salary if it cause liquidity problems for the Company.

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

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm raised the issue that the Company had a deficit accumulated during the development stage at March 31, 2014 and a net loss and net cash used in operating activities for the quarter then ended.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our financial statements for the three months ended March 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited consolidated interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2014.

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

On April 15, 2012 the Company sold one of the nine available sponsorship blocks at CAD60,000 expiring December 31, 2014 to Animas Canada, a Canadian company owned by Johnson & Johnson. The Company accounted for the sale of the content sponsorship block ratably over the period in which the related sponsorship content is available on the Company’s website. For the year ended December 31, 2012 the Company recognized content sponsorship revenue of CAD16,362 under this sponsorship agreement. For the year ended December 31, 2013 and 2012 the Company recognized content sponsorship revenue of CAD21,816 and CAD16,362 under this sponsorship agreement, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
_______________
*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYPE 1 MEDIA, INC.

Date: May 27, 2014	By:	/s/ Jonathan White
Jonathan White
President (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer).