Form 10-Q
period 2014-06-30
Type 1 Media Inc.
filed 2014-08-12
CIK 1559172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-189731

TYPE 1 MEDIA, INC.
(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 11383
Washington, DC 20008
 (Address of principal executive offices) (Zip Code)

1-902-483-8511
(Registrant's telephone number, including area code)

70 Leach Hollow Road
Sherman, CT 06784
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

As of August 5, 2014, there were 5,700,000 shares of common stock issued and outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Type 1 Media, Inc.

June 30, 2014 and 2013

Type 1 Media, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$27,822	$114,429

Total current assets	27,822	114,429

COMPUTER EQUIPMENT
Computer equipment	2,842	2,833
Accumulated depreciation	(824)	(538)

Computer equipment, net	2,018	2,295

TOTAL ASSETS	$29,840	$116,724

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$49,824	$89,753
Advances from stockholder	19,703	20,088
Deferred revenue	10,234	45,402

Total Current Liabilities	79,761	155,243

TOTAL LIABILITIES	79,761	155,243

STOCKHOLDERS' DEFICIT

Preferred stock par value $0.000001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized;
5,700,000 shares issued and outstanding	6	6
Additional paid-In capital	(1,778)	(1,778)
Accumulated deficit	(51,694)	(43,645)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	3,545	6,898

Total Stockholders' Deficit	(49,921)	(38,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,840	$116,724

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$34,948	$11,249	$9,090	$9,090

Cost of Revenue	8,208	4,125	-	-

Gross Margin	26,740	7,124	9,090	9,090

Operating Expenses:

Professional fees	19,097	5,416	2,914	2,399
Salary and compensation - officer	8,208	4,125	8,862	4,397
General and administrative expenses	7,484	2,906	19,555	6,090

Total Operating Expenses	34,789	12,447	31,331	12,886

Loss before income tax provision	(8,049)	(5,323)	(22,241)	(3,796)

Income tax provision	-	-	-	-

Net Loss	(8,049)	(5,323)	(22,241)	(3,796)

Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	(3,353)	(2,661)	4,034	2,072

Comprehensive Loss	$(11,402)	$(7,984)	$(18,207)	$(1,724)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	5,700,000	5,700,000	5,070,113	5,000,000

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statement of Stockholders' Deficit
For the Interim Period Ended June 30, 2014
(Unaudited)

	Common stock par value $0.000001		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss) Foreign Currency Translation gain	Total Stockholders'
	Shares	Amount	Capital	Deficit	(loss)	Deficit

Balance, December 31, 2012	5,000,000	$5	$(36,777)	(68,860)	$(1,635)	$(107,267)

Common stock issued for cash
at $0.05 per share on June 30, 2013	700,000	1	34,999			35,000

Comprehensive income (loss)
Net loss				25,215		25,215
Foreign currency translational gain (loss)					8,533	8,533
Total comprehensive income (loss)						33,748

Balance, December 31, 2013	5,700,000	6	(1,778)	(43,645)	6,898	(38,519)

Comprehensive income (loss)
Net loss				(8,049)		(8,049)
Foreign currency translational gain (loss)					(3,353)	(3,353)
Total comprehensive income (loss)						(11,402)

Balance, June 30, 2014	5,700,000	$6	$(1,778)	$(51,694)	$3,545	$(49,921)

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,049)	$(22,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	274	166
Changes in operating assets and liabilities:
Accounts receivable	-	8,486
Accrued expenses	(39,086)	10,233
Deferred revenue	(35,227)	(9,090)

Net cash used in operating activities	(82,088)	(12,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,323)

Net cash used in investing activities	-	(2,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) stockholder	(469)	3,124
Proceeds from sale of common stock	-	15,000

Net cash provided by (used in) financing activities	(469)	18,124

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,050)	4,034

NET CHANGE IN CASH	(86,607)	7,389

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	114,429	10,302

CASH BALANCE AT END OF REPORTING PERIOD	$27,822	$17,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$20,000

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

June 30, 2014 and 2013
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

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c)its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

Balance sheets	0.9375	1.0696	1.0521	0.9968

Statements of operations and comprehensive income (loss)	0.9119	1.0300	1.0156

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenueand in its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

(i)	Impairment Testing

The Company completed the annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2013.

(ii)	Depreciation Expense

Depreciation expense was $274 and $166 for the reporting period ended June 30, 2014 and 2013, respectively.

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

Note 7 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Revenue for the reporting period ended		Accounts Receivable at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Customer A	72.0%	-%	-%	-%

Customer B	28.0%	100.0%	-%	-%
	100.0%	100.0%	-%	-%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Type 1 Media, Inc. (“Type 1 Media”, the “Company”, “we”, and “our”) for the three and six month period ended June 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Type 1 Media was incorporated in the State of Delaware on January 12, 2012. Type 1 was formed primarily to inform people new to type 1 diabetes about living well with the condition as well as products and services that will help them thrive.

Type 1 Media began its business by creating short custom videos for pharmaceutical companies and medical devices companies who sell medications and products that people with type 1 diabetes need, as well as videos for charities concerned with type 1 diabetes. These projects, completed in 2012, helped build the Company’s reputation so that the Company could seek sponsorship for a larger project, titled Welcome to Type 1, which is detailed in the “Business Strategy" section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company intends to expand its business through the acquisition and development of new and existing companies. At this time, the Company has not identified or actively sought out a potential acquisition target.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013.

We are still in our development stage and our revenues for the three months ended June 30, 2014 and 2013 were $11,249 and $9,090, respectively.

Our operating expenses for the three months ended June 30, 2014 were $12,447 compared to operating expenses of $12,886 for the three months ended June 30, 2013.

The Company’s net profit for the three months ended June 30, 2014 was $5,323 compared to a net profit of $3,796 for the three months ended June 30, 2013.

Comparison of the six months ended June 30, 2014 and 2013.

Our revenues for the six months ended June 30, 2014 and 2013 were $34,948 and $9,090, respectively.

Our operating expenses for the six months ended June 30, 2014 were $34,789 compared to operating expenses of $31,331 for the six months ended June 30, 2013.

The Company’s net profit for the six months ended June 30, 2014 was $8,049 compared to a net profit of $22,241 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, cash flows used in operating activities was $82,088, cash flows from investing activities was $0, and net cash flows from financing activities was $(469) resulting in a total cash balance of $27,822 as of June 30, 2014.

The accrued expenses in the amount of $39,086 consist of salaries unpaid to Jonathan White and Oliver Brown, the Company’s two most involved employees. Both Jonathan White and Oliver Brown are aware that the repayment of these salaries from the Company is contingent upon the success of the Company and have deferred the salaries owed to them. Neither Dr. White nor Mr. Brown expect to demand their salary if it cause liquidity problems for the Company.

The current budget for the next 12 months is divided into three main departments and estimates website production costs for the next 12 months at $105,500 (Design: $14,000, Development: $51,000, Promotion: $27,500, Administration: $13,000), video production costs at $164,950 (Pre-Production: $12,000, Production: $32,450, Post-Production: $52,500, Distribution: $68,000), and operating costs at $178,601 (Salaries: $110,000, Travel: $26,500, Office: $21,201, Promotion: $20,900.

This plan of operations assumes that the original sponsorship target of $540,000 is met, minus the $90,000 that has already been obtained and spent. Should we obtain fewer sponsorships than expected, we will adjust our budget, starting with video post-production effects and titles, which can easily be easily substituted with more generic titles and effects.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm raised the issue that the Company had a deficit accumulated during the development stage at June 30, 2014 and a net loss and net cash used in operating activities for the quarter then ended.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our financial statements for the three months ended June 30, 204. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

The Company entered into an agreement with Dads Against Diabetes (“D.A.D.”) pursuant to which the Company agreed to create a promotional video for D.A.D for a fee of $8,000.

The Company entered into an agreement with Type 1 Diabetes TrialNet (“TrialNet”) pursuant to which the Company agreed to create a promotional video for TrialNet for a fee of $14,000.

As of the date of this Report, the Company has been awarded the Lilly Grant by Lilly USA, LLC in the amount of $75,000. The funds may be used only for the stated purpose of the grant and may not be used for the purpose of promoting any of the Company or its affiliates’ products, including entertainment, capital and operating expenses, gifts, compensation, or personal travel. As of the date of this Report, the full amount has been collected pursuant to the Lilly Grant.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TYPE 1 MEDIA, INC.

Date: August 12, 2014	By:	/s/ Jonathan White
Jonathan White
President (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer).