Form 10-Q
period 2014-09-30
Type 1 Media Inc.
filed 2014-11-13
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 7, 2014, there were 5,700,000 shares of common stock issued and outstanding.

2

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

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Type 1 Media, Inc.

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months and Three Months Ended September 30, 2014 and 2013 (Unaudited)	F-2

Consolidated Statement of Stockholders’ Deficit for the Interim Period Ended September 30, 2014 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

4

Type 1 Media, Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$29,335	$114,429

Total current assets	29,335	114,429

COMPUTER EQUIPMENT
Computer equipment	2,717	2,833
Accumulated depreciation	(969)	(538)

Computer equipment, net	1,748	2,295

TOTAL ASSETS	$31,083	$116,724

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$54,098	$89,753
Advances from stockholder	17,158	20,088
Deferred revenue	4,894	45,402

Total Current Liabilities	76,150	155,243

TOTAL LIABILITIES	76,150	155,243

STOCKHOLDERS' DEFICIT

Preferred stock par value $0.000001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized;
5,700,000 shares issued and outstanding	6	6
Additional paid-In capital	(1,778)	(1,778)
Accumulated deficit	(50,758)	(43,645)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	7,463	6,898

Total Stockholders' Deficit	(45,067)	(38,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,083	$116,724

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended September 30, 2014	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	For the Three Months Ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$46,962	$12,014	$25,144	$16,054

Cost of Revenue	12,345	4,137	14,137	14,137

Gross Margin	34,617	7,877	11,007	1,917

Operating Expenses:

Professional fees	21,677	2,580	5,183	2,269
Salary and compensation - officer	12,345	4,137	13,189	4,327
General and administrative expenses	7,708	224	25,347	5,792

Total Operating Expenses	41,730	6,941	43,719	12,388

Income (loss) before income tax provision	(7,113)	936	(32,712)	(10,471)

Income tax provision	-	-	-	-

Net Income (Loss)	(7,113)	936	(32,712)	(10,471)

Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	565	3,918	3,642	(392)

Comprehensive Income (Loss)	$(6,548)	$4,854	$(29,070)	$(10,863)

Net Income (Loss) Per Common Share
- basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	5,700,000	5,700,000	5,282,380	5,700,000

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc. Consolidated Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2014
(Unaudited)

	Common stock par value $0.000001		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss) Foreign Currency Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	gain (loss)	Deficit
Balance, December 31, 2012	5,000,000	$5	$(36,777)	(68,860)	(1,635)	(107,267)

Common stock issued for cash
at $0.05 per share on June 30, 2013	700,000	1	34,999			35,000

Comprehensive income (loss)
Net loss				25,215		25,215
Foreign currency translational gain (loss)					8,533	8,533
Total comprehensive income (loss)						33,748

Balance, December 31, 2013	5,700,000	6	(1,778)	(43,645)	6,898	(38,519)

Comprehensive income (loss)
Net loss				(7,113)		(7,113)
Foreign currency translational gain (loss)					565	565
Total comprehensive income (loss)						(6,548)

Balance, September 30, 2014	5,700,000	$6	$(1,778)	(50,758)	7,463	$(45,067)

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,113)	$(32,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	457	321
Changes in operating assets and liabilities:
Accounts receivable	-	16,704
Accrued expenses	(32,560)	13,100
Deferred revenue	(39,665)	(10,419)

Net cash used in operating activities	(78,881)	(13,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,399)

Net cash used in investing activities	-	(2,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) stockholder	(1,672)	5,427
Proceeds from sale of common stock	-	35,000

Net cash provided by (used in) financing activities	(1,672)	40,427

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,541)	60

NET CHANGE IN CASH	(85,094)	25,082

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	114,429	10,302

CASH BALANCE AT END OF REPORTING PERIOD	$29,335	$35,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

September 30, 2014 and 2013

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

Balance sheets	0.8963	0.9350	0.9704	0.9968

Statements of operations and comprehensive income (loss)	0.9145	0.9712	0.9773

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense was $457 and $321 for the reporting period ended September 30, 2014 and 2013, respectively.

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

Note 7 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Revenue for the reporting period ended		Accounts Receivable at
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013

Customer A	32.0%	63.6%	-%	-%

Customer B	15.0%	36.4%	-%	-%

Customer C	53.0%	-%	-%	-%

	100.0%	100.0%	-%	-%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Type 1 Media, Inc. (“Type 1 Media”, the “Company”, “we”, and “our”) for the three and nine month period ended September 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013.

We are still in our development stage and our revenues for the three months ended September 30, 2014 and 2013 were $12,014 and $16,054, respectively.

Our operating expenses for the three months ended September 30, 2014 were $6,941 compared to operating expenses of $12,388 for the three months ended September 30, 2013.

The Company’s net profit for the three months ended September 30, 2014 was $936 compared to a net loss of $10,471 for the three months ended September 30, 2013.

Comparison of the nine months ended September 30, 2014 and 2013.

Our revenues for the nine months ended September 30, 2014 and 2013 were $46,962 and $25,144, respectively. The increase in revenues were primarily due to a grant obtained from one of the sponsor clients we had been courting.

Our operating expenses for the nine months ended September 30, 2014 were $41,730 compared to operating expenses of $43,719 for the nine months ended September 30, 2013.

The Company’s net loss for the nine months ended September 30, 2014 was $7,113 compared to a net loss of $32,712 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, cash flows used in operating activities was $78,881, cash flows from investing activities was $0, and net cash flows used in financing activities was $1,672 resulting in a total cash balance of $29,335 as of September 30, 2014.

The accrued expenses in the amount of $54,098 consist of salaries unpaid to Jonathan White and Oliver Brown, the Company’s two most involved employees. Both Jonathan White and Oliver Brown are aware that the repayment of these salaries from the Company is contingent upon the success of the Company and have deferred the salaries owed to them. Neither Dr. White nor Mr. Brown expect to demand their salary if it cause liquidity problems for the Company.

The current budget for the next 12 months is divided into three main departments and estimates website production costs for the next 12 months at $42,500 (Design: $14,000, Development: $21,000, Promotion: $7,500), video production costs at $55,500 (Post-Production: $25,500, Distribution: $30,000), and operating costs at $139,701 (Salaries: $110,000, Travel: $8,500, Office: $21,201)

This plan of operations assumes that a significant portion of the original sponsorship target of $540,000 is met, minus the $90,000 that has already been obtained and spent. Should we obtain fewer sponsorships than expected, we will adjust our budget, starting with video post-production effects and titles, which can easily be easily substituted with more generic titles and effects. Further cuts will come from marketing and travel.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm raised the issue that the Company had a deficit accumulated during the development stage at September 30, 2014 and a net loss and net cash used in operating activities for the quarter then ended.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our financial statements for the three months ended September 30, 204. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

Our business plan within 6 months is outlined below:

For the next 6 months the Company is engaged in completing production of 10-20 short videos providing useful information and empowerment to people and families new to type 1. The following 6 months will primarily be spent driving traffic to the website via search engine optimization; visits to endorcrinologists, diabetes educators, nurses, dieticians, and health care teams; and presenting at conferences. These activities will overlap somewhat. The process of soliciting and creating sponsorship agreements with clients in the pharmaceutical and medical devices industries relevant to type 1 diabetes is ongoing.

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

As of the date of this Report, the Company has been awarded a grant by Lilly USA, LLC in the amount of $75,000. The funds may be used only for the stated purpose of the grant and may not be used for the purpose of promoting any of the Company or its affiliates’ products, including entertainment, capital and operating expenses, gifts, compensation, or personal travel. As of the date of this Report, the full amount has been collected pursuant to the Lilly Grant.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TYPE 1 MEDIA, INC.

Date: November 13, 2014	By:	/s/ Jonathan White
Jonathan White
President (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

