Form 10-K
period 2014-12-31
Type 1 Media Inc.
filed 2015-01-28
CIK 1559172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____________ to ______________

Commission file number 333-189731

TYPE 1 MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 11383

Washington, DC 20008

(Address of principal executive offices) including zip code)

Registrant’s telephone number, including area code: (902) 483-8511

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

As of January 26, 2015, the registrant had 5,700,000 shares issued and outstanding.

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

The Company intends to expand its business through potential mergers with new and existing companies. At this time, the Company has not identified a potential merger target.

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

Material Agreements

Animas Canada Sponsorship Agreement

On April 15, 2012 the Company sold one of the nine available sponsorship blocks at CAD60,000 expiring December 31, 2014 to Animas Canada, a Canadian company owned by Johnson & Johnson (the “Animas Canada Agreement”). The Company accounted for the sale of the content sponsorship block ratably over the period in which the related sponsorship content is available on the Company’s website. For the year ended December 31, 2012 the Company recognized content sponsorship revenue of CAD16,362 under this sponsorship agreement. For the year ended December 31, 2013 and 2012 the Company recognized content sponsorship revenue of CAD21,816 and CAD16,362 under this sponsorship agreement, respectively.

Medtronic Canada Sponsorship Agreement

On May 9, 2013 the Company reached an agreement (the “Medtronic Canada Agreement”) with, and sold one modified sponsorship blocks at CAD15,000 expiring December 31, 2013, Medtronic Canada, a Canadian company owned by Johnson & Johnson. The Company accounted for the sale of the content sponsorship block ratably over the period in which the related sponsorship content is available on the Company’s website. For the year ended December 31, 2013 the Company recognized content sponsorship revenue of CAD15,000 under this sponsorship agreement.

Dads Against Diabetes

The Company entered into an agreement with Dads Against Diabetes (“D.A.D.”) pursuant to which the Company agreed to create a promotional video for D.A.D for a fee of $8,000.

Type 1 Diabetes TrialNet

The Company entered into an agreement with Type 1 Diabetes TrialNet (“TrialNet”) pursuant to which the Company agreed to create a promotional video for TrialNet for a fee of $14,000.

Lilly Grant

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

Individuals with type 1 diabetes make decisions regarding various aspects of their treatment, including products and medication, in the initial weeks following a diagnosis of type 1 diabetes. We are seeking sponsorship from companies that create medications and products and want to reach individuals and families new to type 1 diabetes within this time frame. The products and services offered to individuals with type 1 diabetes are similar across different brands and there are barriers to changing brands, including learning to use and operate new products, so it is important of companies to create brand loyalty and recognition early following the initial diagnosis. We generate revenue by providing a media channel through which insulin companies, blood glucose meter companies, insulin pump companies, and pharmacies can target and reach individuals newly diagnosed with type 1 diabetes. We generate revenue via the Welcome to Type 1 project by selling third-party advertising on our website and by obtaining grants for the website from the same companies, as sometimes companies prefer recognition for their grant contributions over sponsorship. The advertising or grant recognition takes the form of logo placement and informational videos about the products in question. These products are insulin pumps, insulins, blood glucose meters, dextrose tabs, continuous glucose monitors, and other products or services that are useful for individuals new to type 1 diabetes. We create the informational videos in collaboration with our sponsors and grantees. These sponsors and grantees, who could also be considered “advertisers”, purchase advertising in the form of grants or sponsorship blocks.

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

The standard negotiation-opening sponsor block for Welcome to Type 1 costs $60,000 and consists of:

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

Sponsors may purchase as many blocks as they choose. Priority of a sponsor’s video and web space order is assigned according to the number or size of sponsorship block(s) purchased, then by date purchased. Other than those listed above, Sponsors will not receive any other direct benefits than recognition in our content and information about their products and services being conveyed to people and families newly diagnosed with type 1 diabetes. Sponsors will not receive any direct or indirect income from Type 1 Media or benefit from any revenue generated by our operations. It would not make any kind of sense to take money from sponsors then give some of it back to them.

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

The primary reason to try to sell a sponsor block a number of separate companies was that these companies routinely try to infiltrate endocrinology clinics (diabetes medical centers) on their own with information about their products, and the clinics have become resistant to anything that comes in with one company’s logo on it. However, we surmised that if we had nine company logos on our website, the clinics would see our project as an industry collaboration, lending it credibility and decreasing the concern that one particular company was trying to manipulate their patients.

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

As of the date of this Prospectus, we have sold two of the nine available sponsorship blocks, one for the expected CAD60,000 and one modified block for CAD15,000. We have also obtained a grant for $75,000 and completed a number of short custom videos for which our standard price is $14,000. We hope to sell additional sponsor blocks to insulin companies (such as Lilly, Novo Nordisk, Sanofi), blood glucose meter companies (such as Bayer, Abbott, Roche, LifeScan), insulin pump companies (such as OmniPod, Asante, Tandem), or pharmacies (such as CVS, Walmart, Walgreens). Jonathan White has attended a number of 2013 and 2014 conferences including the American Diabetes Association Scientific Sessions, the Children with Diabetes Friends for Life Conference, and the Insulindependence Diabetes and Sport Conference in order to reach out to potential sponsors.

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

Legal Concerns

Sponsors have a right to be certain that they are not putting their name on anything that could be damaging to their brand or to the end user. Media created by Welcome to Type 1 is reviewed by accredited medical and psychological professionals prior to publication, however Welcome to Type 1 also uses new media to encourage reactions and content created by its audience. To ensure that this user-generated content is not misinterpreted as being certified by Welcome to Type 1, it’s sponsors, or medical professionals, this content will ‘live’ on sites commonly understood to be public such as a YouTube channel, twitter feed, and facebook page. Furthermore, these sites will permanently feature a notification that their content is user-generated rather than provided by Welcome to Type 1 or its sponsors. Finally, content on these sites will be regularly reviewed by the Welcome to Type 1 team and anything that has any potential to be damaging to the end user, sponsors, or Welcome to Type 1 will be removed.

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

Non-Sponsor Partnerships

In order to serve its mandate, Welcome to Type 1 also partners with non-sponsoring organizations who can help produce content, distribute DVDs and raise awareness of the resource, and benefit from the services Welcome to Type 1 offers. Among others, the Welcome to Type 1 has some level of partnership with the International Diabetes Federation, TrialNet, some hospitals and diabetes clinics, Insulindependence, ConnectedinMotion, the Behavioral Diabetes Institute, Rewarding Diabetes, dLife, tudiabetes, the T1D Exchange, and glu.

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

Plan of Operation

Over the next 12 months the Welcome to Type 1 project will focus on (1) completing a reasonably comprehensive video library on the website that will serve as a resource for people new to type 1 diabetes, and (2) driving traffic to the website. Concerning Part 1, we estimate that we will add three hours of content to the already existing six hours on the website. At present we have the Diabetes Chalk Talks and a few other videos, which cover much of the basic technical information needed by people new to the condition. In the next 6 months we will focus on producing content role-modeling psychological approaches to the condition and supportive family behaviors. We have already filmed this content, but our process of editing that content into usable videos will be quite lengthy as we are working primarily from raw, unscripted interviews and must assemble these into something meaningful for our audience. We expect to finish most of our editing within the first 6 months, then shift our attention to Part 2, driving traffic to the website.

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

Employees

As of the date hereof, Type 1 Media, Inc. has 3 employees working for us in various capacities.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3430 Connecticut Ave NW PO Box 11383 Washington DC 20008, and our telephone number is 902-483-8511.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded or quoted on any stock exchange or over the counter market. The Company is not aware of any market activity in its common stock since its inception through the date of this filing. We anticipate applying for quoting of our common stock on the Over-the-Counter Markets (“OTC Markets”), however, we can provide no assurance that our shares of common stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize.

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

The Company intends to expand its business through potential mergers with new and existing companies. At this time, the Company has not identified a potential merger target.

Results of Operations

Comparison of the Year Ended December 31, 2014 and 2013.

We are still in our development stage and our revenues for the year ended December 31, 2014 were $52,033 compared to revenues of $98,093  for the year ended December 31, 2013. Since revenues come from sponsors and grants, the drop in revenues very simply means the Company did not bring in as many sponsors and grants in 2014. This is due to spending more time fulfilling previous contracts and less time chasing sponsors and grants. The decision to allocate management’s time in this manner in 2014 was necessary for the long-term success of the company as the company must complete its current contracts to the satisfaction of the clients and also have some online content to show for the money we have received. It is likely that the Company will continue to alternate between its chasing money function and its completing contracts / creating content function, working organically with whatever opportunities arise.

Our operating expenses for the year ended December 31, 2014 were $55,488 compared to operating expenses of $54,829  for the year ended December 31, 2013.

The Company’s net loss for the year ended December 31, 2014 was $19,755 compared to a net profit of $25,215 for the year ended December 31, 2013. The change in profits from 2013 to 2014 can be explained by the same reasoning as the change in revenues mentioned above - less money from sponsors and grants means less profit for the year. Additionally, since in 2014 more time and resources were spent creating videos and online content, the costs associated with these activities this lead to even greater losses. As explained above, this alternation between chasing money and creating content is a necessary part of the business since the core team performs both functions. Jonny White has been trying to find and will continue to try to find individuals or groups to whom he can outsource the money-chasing, but thus far it seems that Jonny needs to spearhead and be fully present in sales efforts for any checks to get written.

Liquidity and Capital Resources

As of December 31, 2014, the cash used in operating activities was $81,524, the net cash flow from investing activities was $0, and the net cash used in financing activities was $1,645 resulting in a total cash balance of $25,473 as of December 31, 2014.

The accrued expenses in the amount of $59,242 consist of salaries unpaid to Jonathan White and Oliver Brown, the Company’s two most involved employees. Both Jonathan White and Oliver Brown are aware that the repayment of these salaries from the Company is contingent upon the success of the Company and have deferred the salaries owed to them. Neither Dr. White nor Mr. Brown expect to demand their salary if it cause liquidity problems for the Company.

The current budget for the next 12 months is divided into three main departments and estimates website production costs for the next 12 months at $65,000 (Design: $25,000, Development: $25,000, Promotion: $15,050), video production costs at $45,000 (Post-Production: $30,000, Distribution: $15,000), and operating costs at $95,500 (Salaries: $75,000, Travel: $11,000, Office: $9,500)

This plan of operations assumes that a significant portion of the original sponsorship target of $540,000 is met, minus the $90,000 that has already been obtained and spent sponsorship and grant target of $215,500 is met. Should we obtain fewer sponsorships than expected, we will adjust our budget, starting with video post-production effects and titles, which can easily be easily substituted with more generic titles and effects. Further cuts will come from marketing and travel.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm raised the issue that the Company had a deficit accumulated during the development stage at December 31, 2014 and a net loss and net cash used in operating activities for the quarter then ended.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies described in Note 2 are subject to estimates and judgments used in the preparation of our consolidated financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Officers

Jonathan White, 33, President and Director. Dr. White has been our President since inception on January 12, 2012 and has focused most of his time on the Welcome to Type 1project since then. Dr. White is a media psychologist based in Halifax, Nova Scotia. His research and part-time teaching concern how we make ourselves through the media and entertainment we absorb. Dr. White completed his PhD in media psychology on that topic in January of 2011, and taught masters-level classes for UCLA and Fielding Graduate University while studying and after graduating. Dr. White also taught undergraduate classes for Saint Mary’s University in Halifax in 2011. He now teaches a couple online graduate classes a year and supervises a few masters’ students on their theses while also working full-time hours on Welcome to Type 1. Prior to his PhD Dr. White earned a masters of arts in media psychology, a master’s of science in organizational psychology, an honors degree in business administration, and a degree in psychology. Throughout 12 years of postsecondary education Dr. White worked in various fields related to his schooling, often as a consultant or intern specialist. Dr. White has lived with type 1 diabetes for 17 years and took a short break from graduate school to bicycle from the top to the bottom of Africa in 2006 to promote awareness that it is possible to live a healthy, adventurous life with type 1 diabetes. From that trip Dr. White created an award-winning televised documentary. He has also been performing occasional contracts as a traveling motivational speaker for audiences concerned with type 1diabetes for 5 years, when the talks are requested and set up by pharmaceutical companies, medical devices companies, health-related organizations, and charities. Type 1 Media and the Welcome to Type 1 project are in some ways the culmination of an extensive education on how media can change behavior for the better, specifically applied to type 1diabetes. In the future Dr. White hopes to be able to apply the model of this business to other chronic health conditions that require proactive approaches from patients to improve wellbeing.

Tom Baxter, 35. Dr. Baxter has been our Secretary and Director since May 2012. Dr. Baxter is a Family Physician with a practice in Yarmouth, Nova Scotia. He has also completed a fellowship as an Emergency Room doctor in Kingston Ontario. Dr. Baxter has been a type 1 diabetic since the age of three, and he has been striving to show both himself and others that diabetes cannot hold you back from your dreams. In 2006 he completed a cycling expedition with Dr. White on Tour d’Afrique, crossing 3500km through Zambia, Botswana, Namibia, and South Africa. Over the past six years he has been giving motivational talks, both with Dr. White and on his own, related to that experience and others for a variety of organizations. He’s also cycled unsupported from Portland Oregon to the southern tip of the Baja California. He has taught English in rural Japan and studied the language for two years. Tom is a graduate of Dalhousie University having received a bachelor of Arts with combined honors in Classical History and Biology in 2001 and in 2010 he earned his medical degree, also from Dalhousie. From 2010-2012, Mr. Baxter conducted a Family Medicine Residency and received a rural and remote medicine diploma from Queen’s University in Kingston, Ontario. From January 2013 to July 2013, Mr. Baxter was working as a family physician for Reddendale Family Health in Kingston, Ontario, before starting his own practice closer to home in Yarmouth, Nova Scotia in August of 2013.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2014 and 2013 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)
Jonathan White	2014	CAD 18,000 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0

	2013	CAD 18,000 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD18,000 USD 0

Thomas Baxter	2014	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0

	2013	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0	CAD 0 USD 0

Employment Agreements

The Company does not have any employment agreements.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2014.

Stock Option Grants

We have not granted any stock options as of December 31, 2014. There are no stock option plans or common shares set aside for any stock option plan.

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

_____________________

*less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during the fiscal year ended December 31, 2014 in which we were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $9,500 and $8,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TYPE 1 MEDIA, INC.

Date: January 28, 2015	By:	/s/ Jonathan White
Jonathan White
President (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer).

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan White	President, Director	January 28, 2015
Jonathan White

/s/ Tom Baxter	Secretary, Director	January 28, 2015
Tom Baxter

Type 1 Media, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Type 1 Media, Inc.

We have audited the accompanying consolidated balance sheets of Type 1 Media, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

January 28, 2015

Type 1 Media, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$25,473	$114,429

Total current assets	25,473	114,429

COMPUTER EQUIPMENT
Computer equipment	2,609	2,833
Accumulated depreciation	(1,061)	(538)
Computer equipment, net	1,548	2,295
TOTAL ASSETS	$27,021	$116,724

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,178	$89,753
Advances from stockholder	16,025	20,088
Deferred revenue	-	45,402
Total Current Liabilities	81,203	155,243

TOTAL LIABILITIES	81,203	155,243

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 5,700,000 shares issued and outstanding	6	6
Additional paid-In capital	(1,778)	(1,778)
Accumulated deficit	(63,400)	(43,645)
Accumulated other comprehensive income (loss)
Foreign currency translation gain	10,990	6,898
Total Stockholders' Deficit	(54,182)	(38,519)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,021	$116,724

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Revenues	$52,033	$98,093

Cost of Revenues	16,300	18,424

Gross Margin	35,733	79,669

Operating Expenses:
Professional fees	32,594	9,278
Salary and compensation - officer	16,300	17,476
General and administrative expenses	6,594	28,075

Total Operating Expenses	55,488	54,829

Loss from Operations	(19,755)	24,840

Other (income) expense
Foreign currency transaction (gain) loss	-	(375)

Income (loss) before income tax provision	(19,755)	25,215

Income tax provision	-	-

Net Income (Loss)	(19,755)	25,215

Other Comprehensive Income (Loss):
Foreign currency translation gain	4,092	8,533

Comprehensive Income (Loss)	$(15,663)	$33,748

Earnings Per Share - basic and diluted	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - basic and diluted	5,700,000	5,387,642

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

Consolidated Statement of Stockholders' Deficit

For the Year Ended December 31, 2014 and 2013

	Common stock par		Additional		Accumulated Other Comprehensive Income (Loss)Foreign Currency	Total
	value $0.000001		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	gain (loss)	Deficit

Balance, December 31, 2012	5,000,000	$5	$(36,777)	(68,860)	$(1,635)	$(107,267)

Common stock issued for cash at $0.05 per share on June 30, 2013	700,000	1	34,999			35,000

Comprehensive income (loss)
Net income (loss)				25,215		25,215
Foreign currency translational gain (loss)	-	-	-	-	8,533	8,533
Total comprehensive income (loss)	-	-	-	-	-	33,748

Balance, December 31, 2013	5,700,000	6	(1,778)	(43,645)	6,898	(38,519)

Comprehensive income (loss)
Net income (loss)	-	-	-	(19,755)	-	(19,755)
Foreign currency translational gain	-	-	-	-	4,092	4,092
Total comprehensive income (loss)	-	-	-	-	-	(15,663)

Balance, December 31, 2014	5,700,000	$6	$(1,778)	(63,400)	$10,990	$(54,182)

See accompanying notes to the consolidated financial statements

 Type 1 Media, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,755)	$25,215
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities
Depreciation expense	594	451
Changes in operating assets and liabilities:
Accounts receivable	-	28,048
Accrued expenses	(18,582)	21,036
Deferred revenue	(43,781)	4,604

Net cash provided by (used in) operating activities	(81,524)	79,354

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,311)

Net cash used in investing activities	-	(2,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) stockholder	(1,645)	(15,919)
Proceeds from sale of common stock	-	35,000

Net cash provided by (used in) financing activities	(1,645)	19,081

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,787)	8,003

NET CHANGE IN CASH	(88,956)	104,127

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	114,429	10,302

CASH BALANCE AT END OF REPORTING PERIOD	$25,473	$114,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Type 1 Media, Inc.

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.These reclassifications had no effect on reported losses.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2014	December 31, 2013

Balance sheets	1.1619	1.0696

Statements of operations and comprehensive income (loss)	1.1043	1.0300

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2014 or 2013.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company completed the annual impairment testing of computer equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $594 and $451 for the year ended December 31, 2014 and 2013, respectively.

Note 5 – Stockholders' Deficit

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Jonathan White	Chairman, CEO, significant stockholder and director

Advances from Chairman, CEO and Significant Stockholder

From time to time, the chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 7 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Revenue for the reporting period ended		Accounts Receivable at
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Customer A	39.0%	22.8%	-%	-%

Customer B	13.0%	16.2%	-%	-%

Customer C	48.0%	53.9%	-%	-%

	100.0%	92.9%	-%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $63,400 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $21,556 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance was increased by approximately $6,717 for the reporting period ended December 31, 2014 and decreased by approximately $8,573 for the year ended December 31, 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	21,556	14,839

Valuation allowance	(21,556)	(14,839)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

