Form 10-Q
period 2015-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2015-05-19
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number: 333-189731

DIEGO PELLICER WORLDWIDE, INC.
(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Owensmouth Avenue, Los Angeles, 91303

(Address of principal executive offices) (Zip Code)

1-818-703-8300

(Registrant’s telephone number, including area code)

TYPE 1 MEDIA, INC.,

P.O. Box 11383

Washington, DC 20008

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Small Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 19, 2015 there were 29,371,268 shares of common stock issued and outstanding.

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

Merger and Share Exchange Agreement

On March 13, 2015 (the “Closing Date”), Diego Pellicer Worldwide, Inc. (f/k/a Type 1 Media, Inc.) (the “Company” or “PubCo”) closed on a merger and share exchange agreement (the “Merger Agreement”) by and among (i) the Company, and (ii) Diego Pellicer World-wide 1, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company (the “Majority Shareholder”). Pursuant to the terms of the Merger Agreement, Diego shall be merged with and into the Company, with the Company to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and the Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Diego (the “Merger”).

In connection with the closing of the Merger, on the Closing Date, Jonathan White and Thomas Baxter submitted to the Company a resignation letter pursuant to which they resigned from their positions as officers and members of the Board of Directors of the Company. Messrs. White and Baxter’s resignations were not a result of any disagreements relating to the Company’s operations, policies or practices. On the Closing Date, the board of directors of the Company (the “Board”) and the majority stockholders of the Company (the “Shareholders”) accepted the resignations of Messrs. White and Baxter and, contemporaneously appointed: (i) Philip Gay to serve as the Chief Executive Officer and member of the Board of Directors, (ii) Ron Throgmartin to act as Chief Operating Officer, (iii) Nick Roberts to act as Chief Financial Officer; and (iv) Alan Valdes, Douglas Anderson, and Stephen Norris to serve as members of the Board of Directors.

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS

Current Assets:
Cash and equivalents	$157,322	$33,101
Prepaid expenses	-	8,946
Due from related party	3,370	-
Total current assets	160,692	42,047

Property and Equipment, net	276,254	253,990

Other Assets:
Investments, at cost	525,567	525,567
Security Deposits	173,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	848,567	848,567

Total assets	$1,285,513	$1,144,604

Liabilities and Stockholder’s Equity (Deficiency)

Current liabilities:
Accounts payable	$320,044	$298,939
Accrued expenses - related party	258,950	124,333
Accrued compensation	-	1,176,563
Deferred revenue	53,000	53,000
Total current liabilities	631,995	1,652,835

Deferred Revenue	410,500	424,000

Total liabilities	1,042,495	2,076,835

Stockholder’s Equity (Deficiency)
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 5,036,769 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	5
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 29,371,268 shares were issued and outstanding as of March 31, 2015, and 13,520,000 shares issued and outstanding as of December 31, 2014	30	14
Treasury shares, at cost, 0 and 58,200 shares as of March 31, 2015 and December 31, 2014, respectively	-	(87,300)
Additional paid-in capital	8,458,228	4,335,816
Accumulated deficit	$(8,215,240)	(5,180,766)
Total stockholder’s equity (deficiency)	243,019	(932,231)

Total liabilities and stockholder’s equity	$1,285,513	$1,144,604

See Accompanying Notes to Financial Statements

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Rental income	$316,866	$-
Licensing revenue	13,500	8,067
Provision for uncollectible rents	(316,866)	-
Total Revenues	13,500	8,067

COSTS AND EXPENSES (other income)
General and administrative expenses	2,566,772	422,495
Rent expense	313,702	-
Write-off of credit line receivable (net of interest income)	167,500	-
Total Costs and Expenses	3,047,974	422,495

Loss before provision for taxes	(3,034,474)	(414,428)
Provision for taxes	-	-
NET LOSS	$(3,034,474)	$(414,428)

Loss per share - basic and fully diluted	$(0.18)	$(0.03)

Weighted average Common Shares Outstanding - basic and fully diluted	16,514,134	13,520,000

See Accompanying Notes to Financial Statements

DIEGO PELLICER WORLDWIDE, INC.

STATEMENT OF CHANGE IN STOCKHOLDER’S EQUITY (DEFICIENCY)

(Unaudited)

	SHARES			$
	Common Shares	Treasury Shares	Preferred Shares	Common Shares	Treasury Shares	Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
Balance - December 31, 2013	13,520,000	0	561,676	14	-	1	526,520	(412,646)	(1,352)	113,930
Sale of Preferred stock and warrants	-	0	4,475,093	-	-	4	3,807,460	-	-	3,807,908
Treasury shares acquired	-	(58,200)	-	-	(87,300)	-	-	-	-	(87,300)
Subscription received	-	-	-	-	-	-	-	-	1,352	1,352
Net Loss	-	-	-	-	-	-	-	(4,768,120)	-	(4,768,120)
Balance - December 31, 2014	13,520,000	(58,200)	5,036,769	14	(87,300)	5	4,333,980	(5,180,766)	-	(932,230)

Sale of Preferred stock	-	-	753,332	-	-	75	1,129,916	-	-	1,129,991
Effect of Reverse Merger	7,743,333	-	50,996	8	-	-	-	-	-	8
Cancellation of Treasury Shares	(58,200)	58,200	-	-	87,300		(87,300)	-	-	-
Conversion of Preferred shares to common	5,841,097	-	(5,841,097)	6	-	(80)	74	-	-	-
Issuance of common shares per agreement	1,070,038	-	-	1	-	-	1,003,160	-	-	1,003,161
Non-employee stock compensation	1,255,000	-	-	1	-	-	1,176,561	-	-	1,176,562
Warrants issued for- services	-	-	-	-	-	-	900,000	-	-	900,000
Net Loss	-	-	-	-	-	-	-	(3,034,473)	-	(3,034,473)
Balance - March 31, 2015	29,371,268	-	-	30	-	-	8,458,228	(8,215,239)	-	243,019

See Accompanying Notes to Financial Statements

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Operating Activities
Net Loss	$(3,034,474)	$(414,428)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	13,500	8,067
Accrued expenses - related party	134,617	(17,000)
Non-cash stock compensation	1,903,161	-
Write-off credit line receivable (includes interest income)	167,500	-
Changes in operating assets and liabilities:
Prepaid Expenses	8,946	(5,944)
Accounts Payable	21,105	83,751
Net cash used in operating activities	(812,644)	(345,554)

Investing Activities
(Advances to) repayment from related party	(3,370)	54,341
Acquisition of property and equipment	(22,264)	-
Warrants acquired	-	(525,567)
Security deposits	-	(37,941)
Deposits - end of lease	-	-
Advances under line of credit	(167,500)	-
Net cash used in investing activities	(193,134)	(509,167)

Financing Activities
Proceeds from sale of Preferred stock and warrants	1,129,999	2,701,031
Acquisition of Treasury Stock	-	-
Net cash provided by financing activities	1,129,999	2,701,031

Net Increase (Decrease) in Cash	124,221	1,846,311
Cash - beginning of period	33,101	140,084
Cash - end of the period	$157,322	$1,986,395

See Accompanying Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying financial statements have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Company’s Form 8-K filed on March 19, 2015 for the year ended December 31, 2014.

History

On March 13, 2015 (“closing date”), Type 1 Media, Inc. (“Type 1”) entered into a Merger and Share Exchange Agreement (“Merger Agreement”) with Diego Pellicer Worldwide, Inc. (f/k/a Type 1 Media, Inc.) (the “Company” or “PubCo”) closed on a merger and share exchange agreement by and among (i) the Company, and (ii) Diego Pellicer World-wide 1, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company (the “Majority Shareholder”). Pursuant to the terms of the Merger Agreement, Diego shall be merged with and into the Company, with the Company to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and the Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Diego (the “Merger”).

Prior to the merger, Type 1 had 62,700,000 shares issued and outstanding. The principal owners of the company have agreed to transfer their 55,000,000 issued and outstanding shares to a third party in consideration for $169,000 and cancellation of their 55,000,000 shares. The remaining issued and outstanding shares are still available for trading in the marketplace. At the time of the merger, Type 1 had no assets or liabilities. Accordingly, the business conducted by Type 1 prior to the Merger is not being operated by the combined entity post-Merger.

At the closing of the Merger, Diego common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of the surviving legal entity. An aggregate of 21,627,935 common shares of the surviving entity were issued to the holders of Diego in exchange for their common shares, representing approximately 74% of the combined entity.

The Merger has been accounted for as a reverse merger and recapitalization in which Diego is treated as the accounting acquirer and Diego Pellicer Worldwide, Inc. (f/k/a Type 1 Media, Inc.) is the surviving legal entity.

Organization

Diego Pellicer Worldwide, Inc. (“the Company”) was incorporated on August 26, 2013, under the laws of the State of Delaware.

The Company acquires and leases real estate to licensed marijuana operators, including but not limited to, providing complete turnkey growing space, processing space, recreational and medical retail sales space and related facilities to licensed marijuana growers, processors, dispensary and recreational store operators. Additionally, the Company plans to explore ancillary opportunities in the regulated marijuana industry as well as offering for wholesale distribution branded non-marijuana clothing and accessories.

The Company does not and will not, until such time as Federal law allows, grow, harvest, process, distribute or sell marijuana or any other substances that violate the laws of the United States of America, or any other country.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value of the warrants received for the licensing agreement, the collectability of accounts receivable and deferred taxes and related valuation allowances.

Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Fair value of financial instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Property and equipment and depreciation policy

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, and other revenue sources once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”): (a) the agreement has been fully executed and delivered; (b) services have been rendered; (c) the amount is fixed or determinable; and (d) the collectability of the amount is reasonably assured.

In accordance with FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

When management concludes that the Company is the owner of tenant improvements, for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

In January 2014, the Company entered into an agreement to license certain intellectual property to a third party. In consideration, the Company received warrants to purchase shares of common stock, which were valued based on an appraisal of the warrants by an independent third party appraiser. The revenue from the licensing agreement, which is initially recorded as deferred revenue, is being amortized over the ten year term of the licensing agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records is rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. It is anticipated that such licenses should be obtained in early summer 2015. Management has decided to take the prudent approach and reserve these amounts due to the contingency factor and experience with typical delays in governmental action.

Leases

The Company currently leases properties in locations that would be acceptable for regulatory purposes and acceptable to sub-lessees for the manufacturing and development of their products. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company currently has a number of leases, which are all classified as operating leases.

Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The initial rent term includes the build-out, or may include a short rent holiday period, for the Company’s leases, where no rent payments are typically due under the terms of the lease.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, the Company continually assesses the carrying value of their net deferred tax assets.

Research and development costs

Research and development costs are charged to the statement of operations as incurred.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Loss per common share has been computed using the weighted average number of common shares outstanding during the year

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet collected any revenue since inception. The Company has incurred losses since inception and its current liabilities exceed its current assets by $471,303 and has an accumulated deficit of $8,215,239 as of March 31, 2015.

As discussed in Note 12, on May 23, 2014 the Company received a subpoena from the United States Department of Justice. Depending on the extent to which the Department of Justice pursues this matter, the Company may be required to suspend or cease operations. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - GOING CONCERN (CONTINUED)

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds from its stockholders. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to continue to raise additional capital and assist the leaseholder in obtaining the proper licenses in order to conduct their business in growing, processing and retailing cannabis products. Once the licenses are granted, we believe that a steady stream of income will be achieved and the repayment of our advances would begin.

NOTE 4 - REVOLVING CREDIT LINE

A sub-lessee, who is operating out of three separate properties leased to him by the Company, is required to obtain a State operating license to grow, process and sell cannabis products. Until the tenant receives such license, the Company has agreed to and entered into a $2,500,000 revolving line of credit with the lessee. This line of credit was established to provide funding to the lessee, consisting of two separate elements: (a) to fund operational costs until the development stage is completed, and (b) to underwrite the rent due on the sublease agreements. In addition, interest is accruing at the annual rate of 20% on the average monthly amount due on this line of credit. As of March 31, 2015 and December 31, 2014, the Company has advanced an aggregate of $874,750 and $707,250 respectively towards this line of credit, and has accrued interest of $91,971 and $70,596, respectively. The Company has recorded a reserve for the total advance and accrued interest.

NOTE 5 - INVESTMENT

Investment

In January 2014, the Company entered into an Agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 3,333,334 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This license agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain Trademark rights certified by the government (expected by early summer 2015). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, in which the shares have not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the company, which was determined to be $525,567. With the Plandai shares currently trading at $.24 per share, the Company believes there has been no impairment in the value of its investment. The Company accounts for its investment under the cost method of accounting.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment

The Company has incurred expenses in the build out of one of its leased properties and acquired a large POD equipment for use in growing operations by lessee. Since the facility and equipment have not yet been put into service, no amortization on the leasehold improvement nor depreciation on the equipment has been provided.

NOTE 7 - OTHER ASSETS

Security deposits

These deposits reflect the deposits on various property leases, most of which call for two months of rental.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

NOTE 8 - RELATED PARTY

As of March 31, 2015 and December 31, 2014, the Company has unpaid consulting fees to related parties in the amount of $258,950 and $124,333, respectively. For the three months ended March 31, 2015 and March 31, 2014, the consulting fees expensed were $290,000 and $693,417, respectively to related parties.

In 2014, the Company made short term advances to one of its founding stockholders in the amount of $85,000. It was subsequently agreed under a Board Resolution that the Company would acquire 58,200 Treasury shares of his common stock at the price of $1.50 per share in exchange for the outstanding debt and accrued interest thereon of $87,300. There were no other related party transactions for the three months ended March 31, 2015 and March 31, 2014.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company has authority to issue up to one-hundred million (100,000,000) of which ninety-five million shares (95,000,000) are designated as Common shares; with five million (5,000,000) shares reserved as Preferred shares. As of March 31, 2015, there were 7,743,333 unrestricted common shares issued and outstanding, with another 21,627,935 restricted common shares exchanged for the common shares held by the former shareholders of Diego Pellicer Worldwide 1 Inc. (“Diego”). For the three months ended March 31, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of March 31, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

At the completion of the merger, 21,607,935 restricted common shares of the new Company were issued to the former Diego shareholders in varying amounts:

(a)	The original Founders of the Company converted their 13,520,000 into restricted common shares on a 1:1 basis.

(b)	The Series A and B Preferred shareholders converted 5,841,097 shares into restricted common shares on a 1:1 basis.

(c)	Non-employees, which consisted of founding members and others were awarded a total of 2,325,038 shares, at a value of $0.9375 per share.

There are currently 1,465,798 warrants outstanding relating to the former Diego shareholders in varying amounts:

(a)	In March 2014, a single large investor was granted 640 000 warrants attached to his initial common stock purchase at an exercise price of $1.24 share.

(b)	During 2014, several preferred stockholders were granted a total of 150,798 warrants attached to their initial common stock purchase at an exercise price of $1.40 per share.

(c)	In January 2015, an investor in the Equity Incentive group was granted 200,000 warrants for the purchase of common shares at an exercise price at $0.000001.

(d)	In February 2015, certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share.

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of March 31, 2015, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remains 705,000 shares available for future grants.

All of the underlying shares issued to stockholders of Diego have been sold or awarded pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144. The restrictive holding period is six months following the effective date of the Company’s merger into a public shell, and declared effective by the United States Securities and Exchange Commission (the “SEC”).

NOTE 10 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2015 and for the year ended December 31, 2014 respectively to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	-40%	-40%
Income tax provision (benefit)	-80%	-80%

The benefit for income tax is summarized as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Federal
Current	$-	$-
Deferred	(1,031,000)	(141,000)
State
Current	-	-
Deferred	(182,000)	(25,000)
Change in valuation allowance	(1,213,000)	(166,000)
Income tax provision (benefit)	$-	$-

As of March 31, 2015, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $8,215,239. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. Federal and various State tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2013. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s business is essentially to lease property in appropriate areas to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has five (5) separate properties under lease in the States of Colorado, Washington and Oregon.

In Colorado, there are three properties leased in 2014. Each property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of March 31, 2015, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2015	$626,500
2016	1,000,326
2017	1,011,618
2018	1,023,246
2019	526,199
Total	$4,187,889

In Washington, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of March 31, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$60,691
2016	84,999
2017	87,723
2018	67,365
Total	$300,778

In Oregon, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of March 31, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$67,698
2016	90,264
2017	92,040
2018	93,870
2019	64,105
Total	$407,977

Rent expense for the Company’s operating leases for the three months ending March 31, 2015 was $550,025.

NOTE 12 - LEGAL PROCEEDINGS

On May 23, 2014 Diego Pellicer Worldwide Inc. received a subpoena from the United States Department of Justice, represented by the United States Attorney’s Office for the Western District of Washington, requesting the production of the Company’s banking records and documents and records relating to: the structure and organization of the Company; communications between the Company and its affiliates, including Diego Pellicer, Inc., with potential investors; securities offerings; applications submitted by Diego Pellicer, Inc. to the Washington State Liquor Control Board in connection with its application to become a retail seller of cannabis in Washington State; and the Company’s relationship with Plandai Biotechnology.

Based on limited discussions with the Department of Justice, the Company believes this subpoena was issued in order to determine: (i) if the Company is or has been engaged in the production, processing or sale of cannabis; (ii) how the Company is related to Diego Pellicer, Inc.; and (iii) whether investors or potential investors in the Company believed they were investing in a company that would be engaged in the production, processing or sale of cannabis.

The Company believes that it has complied fully with all applicable laws, rules and regulations, and intends to cooperate fully with the government’s investigation.

Depending on the extent to which the Department of Justice pursues this matter, the Company may be required to suspend or cease its operations, which could lead to the possible loss of investors’ entire investment in the Company.

Further, in the event the Company, its officers or its directors are determined to have taken any unlawful action with respect to these matters, such officers and directors may be barred from performing services on behalf of the Company and/or incarcerated, the Company may be required to pay fines, and/or the Company may be required to return investors’ investments in the Company. There can be no guarantee that the Company will have sufficient funds to pay all or any portion of such fines and/or return all or any portion of such investments made in the Company.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and there were no material subsequent events, which would require adjustment to or disclosure in the financial statements.

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the quarter ended March 31, 2015 and for the period of January 1, 2015 to March 31, 2015, should be read in conjunction with our financial statements and the notes to those financial statements that are attached as Exhibit A to this Report. The Financial Statements should not be relied on for an understanding of the current financial status of the Company.

OVERVIEW AND OUTLOOK

Our Operations

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of the recent legislation that allowed for the legalization of cannabis operations in several states, namely Colorado, Washington and Oregon, with a number of other states giving consideration to this market as well. The industry will operate under stringent regulations within the various state jurisdictions.

The Company’s primary business plan was to lease various properties and develop them in a manner that would allow others to grow, process and retail cannabis and related products. These leases were designed to provide a substantial stream of income. It is hoped that as laws evolve, the Company can participate directly in these operations as well.

REVENUES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2015	March 31, 2014	$	%
REVENUES
Rental income	$316,866	$-	$316,866	*
Licensing revenue	13,500	8,067	5,433	67%
Provision for uncollectible rents	(316,866)	-	(316,866)	*
Total Revenues	$13,500	$8,067	$5,433	67%
* Not divisible by zero

For the first quarter of operations in 2014, the Company was primarily in the organizational and developmental stage, and did not generate any revenues for that short period, as the focus was to secure investment funding, whereas, in the first quarter in 2015, the Company had already leased five facilities in Colorado (3), in Washington (1) and in Oregon (1). Only the Colorado facilities have been sublet to date.

Total revenue for the quarter ending March 31, 2015 was $13,500, as compared to $8,067 for the three months ended March 31, 2014, an increase of $5,433, and represents recognition of income on the Plandai Biotechnology license. In January 2014, the Company entered into a Licensing Agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 3,333,334 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the Agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the quarter ended March 31, 2015, $13,500 was recognized as licensing revenue.

Rental income of $316,866 derived from the Colorado sub-leases has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

RESULTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2015	March 31, 2014	$	%
COSTS AND EXPENSES (Other Income)
General and administrative expenses	$2,566,772	$422,495	$2,144,277	508%
Rents expense	313,702	-	313,702	*
Write-off credit line receivable (net of interest income)	167,500	-	167,500	*
Total costs and expenses	$3,047,974	$422,495	$2,625,479	*

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful

General and administrative. Our general and administrative expenses for the three months ended March 31, 2014 were $2,566,772, compared to $442,495 for the three months ended March 31, 2014. The increase of $2,144,277, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction. The non-employee stock compensation relates to warrants issued during the three months ended March 31, 2015, and the granting of shares to founding members group, key consultants and others, who were instrumental in the development and organization of the Company. A total of 1,465,798 warrants were granted as follows: 640,000 warrants with an exercise price $1.24 per share; 150,798 warrants with an exercise price of $1.40 per share; 200,000 warrants with an exercise price at par value; and 475,000 warrants with an exercise price of $1.50 per share. These latter two grants were recorded as stock compensation for services. There were no warrants issued in the three months ended March 31, 2014.

Rent expense. The Company incurred rent expense from five separate facilities leased during 2014. The rent incurred from these properties during the three months ended March 31, 2015 was $316,866. The Company did not have any rent expense in the comparable period as they only began leasing facilities during the 3rd and 4th quarter of 2014.

Bad debt expense. Bad debt expense for the three months ended March 31, 2015 was $259,471 and represents a reserve of $167,500 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs and the accrued interest due ($91,971) calculated on the cumulative outstanding debt. The Company advances funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the State in order to begin full operations. There was no line of credit during the three months ended March 31, 2014, since there were no properties leased at that time.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2015
Net Cash provide (used) in operating activities	$(812,644)	$(345,554)
Net Cash used in investing activities	(193,134)	(509,167)
Net Cash used in financing activities	1,129,999	2,701,031
Net Increase in Cash	124,221	1,846,310
Cash - beginning of period	33,101	140,084
Cash - end of period	$157,322	$1,986,394

Operating Activities. The net cash used for the three months ended in March 31, 2015 was $812,644, which is primarily attributable to the net loss of $3,034,474, but substantially offset by the non-cash stock compensation of $1,903,163. For the three months ended March 31, 2014, the net cash used of $345,554 was also due to a net loss of $414,428 and partially offset by an increase in the amount of payables..

Investing Activities. The cash used for investing activities for the three months ended March 31, 2015 of $193,134 was due primarily to the $167,500 advanced on the line of credit for the Colorado operations. For the three months ended March 31, 2014, cash used for investing activities amounted to $509,167, which was essentially related to warrants for the Licensing Agreement with Plandai Biotechnolgy.

Financing Activities. Funds provided from financing activities for the three months ended March 31, 2015, and March 31, 2014 of $1,129,999 and $2,701,031 respectively, resulting solely from the sale of Preferred stock and warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2015, we issued 21,607,934 shares of our common stock to the former stockholders of Diego, pursuant to the terms of the Exchange Agreement.

In January 2015 an Equity Incentive group was granted 200,000 warrants for the purchase of common shares at an exercise price at $0.01 per share.

In February 2015 certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share.

The securities issued in these transactions were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section4(2) and Regulation D (Rule 506) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: May 19, 2015	By:	/s/ Philip Gay
Philip Gay, Chief Executive Officer (Principal Executive Officer)

