Form 10-Q
period 2015-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2015-08-14
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number: 333-189731

DIEGO PELLICER WORLDWIDE, INC.

(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3435 Ocean Park Blvd., #107-610, Santa Monica, CA 90405

(Address of principal executive offices) (Zip Code)

(516) 900-3799

(Registrant’s telephone number, including area code)

6800 Owensmouth Avenue, Los Angeles, 91303

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

As of June 30, 2015 there were 29,371,268 shares of common stock issued and outstanding.

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

Subsequent to the Merger and Share Exchange Agreement, on May 22, 2015, Philip Gay resigned as the Chief Executive Officer and as a member of the board of directors, and Nick Roberts resigned as Chief Financial Officer. Mr. Gay and Mr. Roberts resignations were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. The board of directors of the Company appointed Ron Throgmartin, the Company’s Chief Operating Officer as the Chief Executive Officer and David R. Wells as the Company’s Interim Chief Financial Officer.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and equivalents	$5,075	$33,101
Prepaid expenses	35,000	8,946
Total current assets	40,075	42,047

Property and Equipment, net	316,254	253,990

Other Assets:
Investments, at cost	525,567	525,567
Security Deposits	173,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	848,567	848,567

Total assets	$1,204,896	$1,144,604

Liabilities and Stockholder’s Deficiency

Current liabilities:
Accounts payable and accrued expense	$369,207	$298,939
Accrued expenses - related party	278,952	124,333
Accrued compensation	4,685,500	1,176,563
Deferred revenue	53,000	53,000
Note payable	450,000	-
Convertible debt	114,244	-
Total current liabilities	5,950,903	1,652,835

Deferred revenue	397,000	424,000

Total liabilities	6,347,903	2,076,835

Stockholder’s Deficit
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 5,036,769 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	5
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 29,371,268 shares were issued and outstanding as of June 30, 2015, and 13,520,000 shares issued and outstanding as of December 31, 2014	30	14
Treasury stock at cost, 0 and 58,200 shares as of March 31, 2015 and December 31, 2014, respectively	-	(87,300)
Additional paid-in capital	8,643,984	4,335,816
Accumulated deficit	(13,787,021)	(5,180,766)
Total stockholder’s deficit	(5,143,007)	(932,231)

Total liabilities and stockholder’s deficit	$1,204,896	$1,144,604

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue
Rental income	$316,866	$-	$633,732	$-
Licensing revenue	13,500	13,500	27,000	21,567
Provision for uncollectible rents	(316,866)	-	(633,732)	-
Total Revenues	13,500	13,500	27,000	21,567

Operating Costs
General and administrative	5,250,945	679,115	7,817,717	1,101,610
Rent	294,152	-	607,853	-
Write-off of credit line receivable (net of interest income)	32,500	-	200,000	-
Interest	7,685	-	7,685	-
Total Operating Costs	5,585,282	679,115	8,633,255	1,101,610

Loss before provision for taxes	(5,571,782)	(665,615)	(8,606,255)	(1,080,043)
Provision for taxes	-	-	-	-
Net Loss	$(5,571,782)	$(665,615)	$(8,606,255)	$(1,080,043)

Loss per share - basic and fully diluted	$(0.19)	$(0.05)	$(0.38)	$(0.08)

Weighted average common shares outstanding - basic and fully diluted	29,371,298	13,520,000	22,942,716	13,520,000

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
Operating Activities
Net Loss	$(8,606,255)	$(1,080,043)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(27,000)	21,567
Accrued expenses - related party	154,619	(17,000)
Non-cash stock compensation	6,588,661	-
Write-off credit line receivable (includes interest income)	200,000	-
Changes in operating assets and liabilities:	-
Prepaid Expenses	(26,054)	(4,458)
Accounts Payable	70,268	(71,566)
Net cash used in operating activities	(1,645,761)	(1,151,500)

Investing Activities
(Advances to) repayment from related party	-	54,341
Acquisition of property and equipment	(62,264)	-
Warrants acquired	-	(525,567)
Security deposits	-	(559,084)
Advances under line of credit	(200,000)	(70,000)
Net cash used in investing activities	(262,264)	(1,100,310)

Financing Activities
Proceeds from sale of Preferred stock and warrants	1,129,999	3,592,384
Proceed from note payable	450,000	-
Proceed from convertible note payable	300,000	-
Net cash provided by financing activities	1,879,999	3,592,384

Net Increase (Decrease) in Cash	(28,026)	1,340,574
Cash - beginning of period	33,101	140,084
Cash - end of the period	$5,075	$1,480,658

See accompanying notes to financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, the unaudited statements for the interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Company’s Form 8-K filed on March 19, 2015 for the year ended December 31, 2014.

History

On March 13, 2015 (“closing date”), Diego Pellicer Worldwide, Inc. (f/k/a Type 1 Media, Inc.) (the “Company” or “PubCo”) closed on a merger and share exchange agreement (the “Merger Agreement”) by and among (i) the Company, and (ii) Diego Pellicer World-wide 1, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company (the “Majority Shareholder”). Pursuant to the terms of the Merger Agreement, Diego shall be merged with and into the Company, with the Company to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and the Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Diego (the “Merger”).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company records rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. It is anticipated that such licenses should be obtained prior to the end of 2015. Management has decided to take the approach and reserve these amounts due to the contingency factor and experience with typical delays in governmental action.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet collected any revenue since inception. The Company has incurred losses since inception and its current liabilities exceed its current assets by $5,910,829 and has an accumulated deficit of $13,787,021 as of June 30, 2015.

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

NOTE 4 - REVOLVING CREDIT LINE

A certain tenant who intends to operate out of three separate properties leased to him by the Company, is required to obtain a state operating license to grow, process and sell cannabis products. Until the tenant receives such license, the Company has agreed and entered into a $2,500,000 revolving line of credit with the tenant. This line of credit was established to provide funding to the tenant, consisting of two separate elements: (a) to fund operating costs until the development is completed, and (b) to underwrite the rent due on the sublease agreements. Interest is accruing at the annual rate of 20% on the average monthly amount due on this line of credit. As of June 30, 2015 and December 31, 2014, the Company has advanced an aggregate of $907,250 and $707,250 respectively towards this line of credit, and has accrued interest of $206,523 and $70,596, respectively. The Company has recorded a reserve for the total advance and accrued interest.

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

NOTE 8 - RELATED PARTY

As of June 30, 2015 and December 31, 2014, the Company has unpaid consulting fees to related parties in the amount of $278,952 and $124,333, respectively. For the six months ended June 30, 2015 and June 30, 2014, the consulting fees expensed were $435,000 and $405,989, respectively to related parties. For the three months ended June 30, 2015 and June 30, 2014, the consulting fees expensed were $217,500 and $236,646, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

NOTE 9 - NOTE PAYABLE

On May 20, 2015, the Company entered into notes in total amount of $450,000 with external parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capitals whether through the issuance of debt, equity or any other securities, the Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The company got a wavier from investor for the convertible note entered into May 29, 2015 (see Note 10). As of June 30, 2015, the outstanding principle balance of the note is $450,000.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with external parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes for derivative treatment and determined that they do not qualify for derivative treatment. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and 74,080 to the convertible debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. As of June 30, 2015, the outstanding principle balance of the note is $300,000 and $40,164 has been accreted to interest expense for the six months ended June 30, 2015.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company has authority to issue up to 100,000,000 shares, of which 5,000,000 shares reserved as Preferred shares and 95,000,000 are designated as Common shares. As of June 30, 2015, there were 7,743,333 unrestricted common shares issued and outstanding, with another 21,627,935 restricted common shares exchanged for the common shares held by the former shareholders of Diego Pellicer Worldwide 1 Inc. (“Diego”). For the six months ended June 30, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of June 30, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

At the completion of the merger, 21,627,935 restricted common shares of the new Company were issued to the former Diego shareholders in varying amounts:

(a)	The original Founders of the Company converted their 13,520,000 into restricted common shares on a 1:1 basis.

(b)	The Series A and B Preferred shareholders converted 5,841,097 shares into restricted common shares on a 1:1 basis.

(c)	Non-employees, which consisted of founding members and others were awarded a total of 2,325,038 shares, at a value of $0.9375 per share.

(d)	58,200 shares of common stock were returned to treasure stock.

There are currently 1,765,798 warrants outstanding relating to the former Diego shareholders in varying amounts:

(a)	In March 2014, a single large investor was granted 640,000 warrants attached to his initial common stock purchase at an exercise price of $1.24 share, and expire in 5 years from grant date.

(b)	During 2014, several preferred stockholders were granted a total of 150,798 warrants attached to their initial common stock purchase at an exercise price of $1.40 per share, and expire in 5 years from grant date.

(c)

In January 2015, an investor in the Equity Incentive group was granted 200,000 warrants for the purchase of common shares at an exercise price at $0.000001, and expire in 5 years from grant date valued at $900,000.

(d)	In February 2015, certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share, and expire in 5 years from grant date.

(e)	On May 2015, the Company granted 300,000 warrants to a convertible note holder at an exercise price of $1.50 per share, and expire in 5 years from grant date. The warrant was valued at $914,902 using the Black-Scholes fair value option-pricing model and $225,920 proceed was allocated to warrant, amortized over 180 days.

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of June 30, 2015, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remains 705,000 shares available for future grants.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has five (5) separate properties under lease in the states of Colorado, Washington and Oregon.

In Colorado, there are three properties leased in 2014. Each property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of June 30, 2015, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2015	$497,376
2016	1,000,326
2017	1,011,618
2018	1,023,246
2019	526,199
Total	$4,058,765

In Washington, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of June 30, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$40,461
2016	84,999
2017	87,723
2018	67,365
Total	$280,548

In Oregon, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of June 30, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$45,132
2016	90,264
2017	92,040
2018	93,870
2019	64,105
Total	$385,411

Rent expense for the Company’s operating leases for the six months ending June 30, 2015 was $607,853.

NOTE 13 - LEGAL PROCEEDINGS

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through the date that these financial statements were issued and there were no material subsequent events, which would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 8-K filed on March 19, 2015 for the year ended December 31, 2014. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of legislation allowing for the legalization of cannabis operations in several states, currently including Colorado, Washington and Oregon, and with a number of other states giving consideration to this market as well. It is expected that the industry will operate under stringent regulations within the various state jurisdictions.

Our primary business plan is to lease various properties and develop them in a manner that would allow others to grow, process and retail cannabis and related products. These leases were designed to provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations as well.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2015	June 30, 2014	$	%
Revenue
Rental income	$316,866	$-	$316,866	*
Licensing revenue	13,500	13,500	-	*
Provision for uncollectible rents	(316,866)	-	(316,866)	*
Total Revenue	$13,500	$13,500	$-	-

* Not divisible by zero

Total revenue for the three months ending June 30, 2015 was $13,500, as compared to $13,500 for the three months ended June 30, 2014, represents recognition of income on the Plandai Biotechnology license. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the quarter ended June 30, 2015, $13,500 was recognized as licensing revenue.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2015	June 30, 2014	$	%
Costs and expenses (other income)
General and administrative expenses	$5,250,945	$679,115	$4,571,830	673%
Rents expense	294,152	-	294,152	*
Write-off credit line receivable (net of interest income)	32,500	-	32,500	*
Total costs and expenses	$5,577,597	$679,115	$4,898,482	*

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful

General and administrative. Our general and administrative expenses for the three months ended June 30, 2014 were $5,250,945, compared to $679,115 for the three months ended June 30, 2014. The increase of $4,571,830, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction. The non-employee stock compensation relates to warrants issued during the three months ended June 30, 2015, and the granting of shares to founding members group, key consultants and others, who were instrumental in the development and organization of the Company.

Rent expense. The Company incurred rent expense from five separate facilities leased during 2014. The rent incurred from these properties during the three months ended June 30, 2015 was $633,732. The Company did not have any rent expense in the comparable period as they only began leasing facilities during the 3rd and 4th quarter of 2014.

Bad debt expense. Bad debt expense for the three months ended June 30, 2015 was $147,052 and represents a reserve of $32,500 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs and the accrued interest due ($91,971) calculated on the cumulative outstanding debt. The Company advances funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the State in order to begin full operations. There was no line of credit during the three months ended June 30, 2014, since there were no properties leased at that time.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2015	June 30, 2014	$	%
Revenues
Rental income	$633,732	$-	$633,732	*
Licensing revenue	27,000	21,567	5,433	25%
Provision for uncollectible rents	(633,732)	-	(633,732)	*
Total Revenues	$27,000	$21,567	$5,433	25%

* Not divisible by zero

For the six months ended June 30, 2014, the Company was primarily in the organizational and developmental stage, and did not generate any revenues for that short period, as the focus was to secure investment funding, whereas, in the six months in 2015, the Company had already leased five facilities in Colorado (3), in Washington (1) and in Oregon (1). Only the Colorado facilities have been sublet to date.

Total revenue for the six months ending June 30, 2015 was $27,000, as compared to $21,567 for the six months ended June 30, 2014, an increase of $5,433, and represents recognition of income on the Plandai Biotechnology license. In January 2014, the Company entered into a Licensing Agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 3,333,334 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the Agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the six months ended June 30, 2015, $27,000 was recognized as licensing revenue.

Rental income of $633,732 derived from the Colorado sub-leases has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2015	June 30, 2014	$	%
Costs and expenses (other income)
General and administrative expenses	$7,817,717	$1,101,610	$6,716,107	610%
Rents expense	607,853	-	607,853	*
Write-off credit line receivable (net of interest income)	200,000	-	200,000	*
Total costs and expenses	$8,625,570	$1,101,610	$7,523,960	*

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful

General and administrative. Our general and administrative expenses for the six months ended June 30, 2014 were $7,817,717, compared to $1,101,610 for the six months ended June 30, 2014. The increase of $6,716,107, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction.

Rent expense. We incurred rent expense from five separate facilities leased during 2014. The rent incurred from these properties during the three months ended June 30, 2015 was $607,853. The Company did not have any rent expense in the comparable period as they only began leasing facilities during the 3rd and 4th quarter of 2014.

Bad debt expense. Bad debt expense for the three months ended June 30, 2015 was $406,523 and represents a reserve of $200,000 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs and the accrued interest due ($91,971) calculated on the cumulative outstanding debt. We advanced funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the state in order to begin full operations. There was no line of credit during the six months ended June 30, 2014, since there were no properties leased at that time.

LIQUIDITY AND CAPITAL RESOURCES

	Six months Ended	Six months Ended
	June 30, 2015	June 30, 2014
Net Cash provide (used) in operating activities	$(1,645,761)	$(1,151,501)
Net Cash used in investing activities	(262,264)	(1,100,310)
Net Cash used in financing activities	1,879,999	3,592,384

Operating Activities. The net cash used for the six months ended in June 30, 2015 was $1,645,761, which is primarily attributable to the net loss of $8,633,255. For the six months ended June 30, 2014, the net cash used of $1,151,501 was also due to a net loss of $1,080,043 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the six months ended June 30, 2015 of $262,264 was due primarily to the $200,000 advanced on the line of credit for the Colorado operations. For the six months ended June 30, 2014, cash used for investing activities amounted to $1,100,310, which was essentially related to warrants for the Licensing Agreement with Plandai Biotechnolgy and security deposit for rental of properties.

Financing Activities. Funds provided from financing activities for the six months ended June 30, 2015, and June 30, 2014 of $1,879,999 and $3,592,384 respectively, resulting solely from the sale of Preferred stock and warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2015, we issued 21,607,934 shares of our common stock to the former stockholders of Diego, pursuant to the terms of the Exchange Agreement.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 14, 2015	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer (Principal Executive Officer)

