Form 10-Q
period 2015-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2015-11-16
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number: 333-189731

DIEGO PELLICER WORLDWIDE, INC.

(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 11, 2015 there were 31,176,585 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and equivalents	$96,156	$33,101
Accounts receivable	2,520	-
Prepaid expenses	100,000	8,946
Total current assets	198,676	42,047

Property and Equipment, net	426,254	253,990

Other Assets:
Investments, at cost	525,567	525,567
Security deposits	173,000	173,000
Deferred financing cost	63,000	-
Deposits - end of lease	150,000	150,000
Total other assets	911,567	848,567

Total assets	$1,536,497	$1,144,604

Liabilities and Stockholder’s Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expense	$404,242	$298,939
Accrued expenses - related party	395,454	124,333
Accrued compensation	375,000	1,176,563
Deferred revenue	53,000	53,000
Note Payable	599,295
Convertible debt, net of discount	229,714
Total current liabilities	2,056,705	1,652,835

Deferred Revenue	383,500	424,000

Total liabilities	2,440,205	2,076,835

Stockholder’s Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 5,036,769 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	5
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 31,176,585 shares were issued and outstanding as of September 30, 2015, and 13,520,000 shares issued and outstanding as of December 31, 2014	32	14
Treasury stock at cost, 0 and 58,200 shares as of September 30, 2015 and December 31, 2014, respectively	-	(87,300)
Additional paid-in capital	13,749,709	4,335,816
Accumulated deficit	(14,653,449)	(5,180,766)
Total stockholder’s deficiency	(903,708)	(932,231)

Total liabilities and stockholder’s deficiency	$1,536,497	$1,144,604

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015
REVENUES
Rental income	$393,319	$-	$1,027,051	$-
Licensing revenue	13,500	13,500	40,500	35,067
Provision for uncollectible rents	(175,369)	-	(809,101)	-
Total Revenues	231,450	13,500	258,450	35,067

COSTS AND EXPENSES (other income)
General and administrative expenses	637,786	497,146	8,455,503	1,598,756
Rent expense	240,685	154,705	848,538	154,705
Write-off credit line receivable (net of interest income)	-	-	200,000	-
Interest Expense	345,407	-	353,092
Total Costs and Expenses	1,097,878	651,851	9,731,133	1,753,461

Loss before provision for taxes	(866,428)	(638,351)	(9,472,683)	(1,718,394)
Provision for taxes	-	-	-	-
NET LOSS	$(866,428)	$(638,351)	$(9,472,683)	$(1,718,394)

Loss per share - basic and fully diluted	$(0.03)	$(0.05)	$(0.37)	$(0.13)

Weighted average common shares outstanding - basic and fully diluted	31,136,600	13,520,000	25,485,231	13,520,000

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
Operating Activities
Net Loss	$(9,472,683)	$(1,718,394)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(40,500)	(35,067)
Amortization of debt discount	259,864	-
Accrued expenses - related party	271,121	(17,000)
Write-off credit line receivable (includes interest income)	200,000	-
Amortization of deferred financing cost	63,000	-
Non-cash stock compensation	7,001,160	-
Changes in operating assets and liabilities:	-
Prepaid Expenses	(91,054)	(14,421)
Accounts Receivable	(2,520)	-
Accounts Payable	105,304	87,349
Net cash used in operating activities	(1,706,308)	(1,697,533)

Investing Activities
(Advances to) repayment from related party	-	54,341
Acquisition of property and equipment	(172,264)	(39,145)
Warrants acquired	-	(525,567)
Security deposits	-	(966,647)
Advances under line of credit	(200,000)	(70,000)
Net cash used in investing activities	(372,264)	(1,547,018)

Financing Activities
Proceeds from sale of Preferred stock and warrants	1,129,999	3,309,472
Proceed from note payable	711,628	-
Proceed from convertible note payable	300,000	-
Net cash provided by financing activities	2,141,627	3,309,472

Net Increase (Decrease) in Cash	63,055	64,921
Cash - beginning of period	33,101	140,084
Cash - end of the period	$96,156	$205,005

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

At the closing of the Merger, Diego common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of the surviving legal entity. An aggregate of 21,632,252 common shares of the surviving entity were issued to the holders of Diego in exchange for their common shares, representing approximately 74% of the combined entity.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has collected minimal revenue since inception. The Company has incurred losses since inception and its current liabilities exceed its current assets by $1,858,029 and has an accumulated deficit of $14,653,449 as of September 30, 2015.

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

On September 7, 2015, the Company entered into an agreement, and settled total amount owed for $200,000 cash. As of September 30, 2015 and December 31, 2014, the Company has advanced an aggregate of $907,250 and $707,250 respectively towards this line of credit, and has accrued interest of $206,523 and $70,596, respectively. The Company has recorded a reserve for the total advance and accrued interest.

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

NOTE 8 - RELATED PARTY

As of September 30, 2015 and December 31, 2014, the Company has unpaid consulting fees to related parties in the amount of $395454 and $124,333, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the consulting fees expensed were $652,500 and $605,989, respectively to related parties. For the three months ended September 30, 2015 and September 30, 2014, the consulting fees expensed were $217,500 and $200,000, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

NOTE 9 - NOTE PAYABLE

On May 20, 2015, the Company entered into notes in total amount of $450,000 with external parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capitals whether through the issuance of debt, equity or any other securities, the Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The company received a wavier from investor for the convertible note entered into May 29, 2015 (see Note 10). As of September 30, 2015, the outstanding principle balance of the note is $450,000.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with external parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of October 6, 2015 or the date the Company raises capitals whether through the issuance of debt, equity or any other securities, the Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. As of September 30, 2015, the outstanding principle balance of the note is $135,628. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and 45,065 to the debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. As of September 30, 2015, the outstanding principle balance of the note is $135,628 and $42,263 has been accreted to interest expense for the nine months ended September 30, 2015.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with external parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. As of September 30, 2015, the outstanding principle balance of the note is $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock, valued at $252,000, which is recorded as $126,000 debt discount and $126,000 deferred financing cost, amortized over the life of the note. As of September 30, 2015, the outstanding principle balance of the note is $126,000 and $61,967 of debt discount has been amortized to interest expense for the nine months ended September 30, 2015.

NOTE 10 - CONVERTIBLE NOTE PAYABLE

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with external parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes for derivative treatment and determined that they do not qualify for derivative treatment. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and 74,080 to the convertible debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. As of September 30, 2015, the outstanding principle balance of the note is $300,000 and $115,634 has been accreted to interest expense for the nine months ended September 30, 2015.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company has authority to issue up to 100,000,000 shares, of which 5,000,000 shares reserved as Preferred shares and 95,000,000 are designated as Common shares. As of September 30, 2015, there were 7,743,333 unrestricted common shares issued and outstanding, with another 21,632,252 restricted common shares exchanged for the common shares held by the former shareholders of Diego Pellicer Worldwide 1 Inc. (“Diego”), 1,675,000 shares of common stock issued for services provided, and 126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 9). For the nine months ended September 30, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of September 30, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

At the completion of the merger, 21,632,252 restricted common shares of the new Company were issued to the former Diego shareholders in varying amounts:

(a)	The original Founders of the Company converted their 13,520,000 into restricted common shares on a 1:1 basis.

(b)	The Series A and B Preferred shareholders converted 5,841,097 shares into restricted common shares on a 1:1 basis.

(c)	Non-employees, which consisted of founding members and others were awarded a total of 2,329,355 shares, at a value of $0.9375 per share.

(d)	58,200 shares of common stock were returned to treasure stock.

There are currently 1,901,426 warrants outstanding relating to the former Diego shareholders in varying amounts:

(a)	In March 2014, a single large investor was granted 640,000 warrants attached to his initial common stock purchase at an exercise price of $1.24 share, and expire in 5 years from grant date.

(b)	During 2014, several preferred stockholders were granted a total of 150,798 warrants attached to their initial common stock purchase at an exercise price of $1.40 per share, and expire in 5 years from grant date.

(c)	In January 2015, an investor in the Equity Incentive group was granted 200,000 warrants for the purchase of common shares at an exercise price at $0.000001, and expire in 5 years from grant date valued at $900,000.

(d)	In February 2015, certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share, and expire in 5 years from grant date.

(e)

On May 2015, the Company granted 300,000 warrants to a convertible note holder at an exercise price of $1.50 per share, and expire in 5 years from grant date. The warrant was valued at $914,902 using the Black-Scholes fair value option-pricing model and $225,920 proceed was allocated to warrant, amortized over 180 days.

(f)	On July 2015, the Company granted 135,628 warrants to a promissory note holder at an exercise price of $1.00 per share, and expire in 5 years from grant date. The warrant was valued at $272,557 using the Black-Scholes fair value option-pricing model and $90,563 proceed was allocated to warrant, amortized over 90 days.

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of September 30, 2015, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remains 705,000 shares available for future grants.

All of the underlying shares issued to stockholders of Diego have been sold or awarded pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144. The restrictive holding period is nine months following the effective date of the Company’s merger into a public shell, and declared effective by the United States Securities and Exchange Commission (the “SEC”).

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has five (5) separate properties under lease in the states of Colorado, Washington and Oregon.

In Colorado, there are three properties leased in 2014 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of September 30, 2015, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2015	$199,788
2016	1,101,716
2017	1,020,000
2018	888,128
2019	346,566
Total	$3,556,198

In Washington, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of September 30, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$20,766
2016	84,999
2017	87,723
2018	67,365
Total	$260,853

In Oregon, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of September 30, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2015	$23,010
2016	90,264
2017	92,040
2018	93,870
2019	64,105
Total	$363,289

Rent expense for the Company’s operating leases for the nine months ended September 30, 2015 was $848,538.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2015	September 30, 2014	$	%
Revenue
Rental income	$393,319	$-	$393,319	*
Licensing revenue	13,500	13,500	-	*
Provision for uncollectible rents	(175,369)	-	(175,369)	*
Total Revenue	$231,450	$13,500	$217,950	1614%

* Not divisible by zero

Total revenue for the three months ended September 30, 2015 was $231,450, as compared to $13,500 for the three months ended September 30, 2014, represents recognition of income on the Plandai Biotechnology license and rental revenue of $17,950 and a settlement income of $200,000. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the quarter ended September 30, 2015, $13,500 was recognized as licensing revenue.

For the three months ended September 30, 2015, rental income of $175,369 derived from the Colorado sub-leases has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2015	September 30, 2014	$	%
Costs and expenses (other income)
General and administrative expenses	$637,786	$497,146	$140,640	28%
Rents expense	240,685	154,705	85,980	56%
Interest expense	345,407	-	345,407	*
Write-off credit line receivable (net of interest income)	-	-	-	*
Total costs and expenses	$1,097,878	$651,851	$572,027	88%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2014 were $637,786, compared to $497,146 for the three months ended September 30, 2014. The increase of $140,640, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction.

Rent expense. The Company incurred rent expense from five separate facilities leased during 2014. The rent incurred from these properties during the three months ended September 30, 2015 and 2014 was $240,685 and $154,705.

Bad debt expense. Bad debt expense for the three months ended September 30, 2015 was reverse by a collection of $200,000 (see Note 4).

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine months Ended	Nine months Ended	Increase (Decrease)
	September 30, 2015	September 30, 2014	$	%
Revenues
Rental income	$1,027,051	$-	$1,027,051	*
Licensing revenue	40,500	35,067	5,433	15%
Provision for uncollectible rents	(809,101)	-	(809,101)	*
Total Revenues	$258,450	$35,067	$223,383	637%

* Not divisible by zero

For the nine months ended September 30, 2014 and 2015, the Company had already leased five facilities in Colorado (3), in Washington (1) and in Oregon (1). Only the Colorado facilities have been sublet to date.

Total revenue for the nine months ended September 30, 2015 was $258,450, as compared to $35,067 for the nine months ended September 30, 2014, an increase of $223,383, and represents recognition of income on the Plandai Biotechnology license, rental income of 17,950 and a settlement income of $200,000. In January 2014, the Company entered into a Licensing Agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 3,333,334 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the Agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the nine months ended September 30, 2015, $40,500 was recognized as licensing revenue.

For the nine months ended September 30, 2015, rental income of $809,101 derived from the Colorado sub-leases has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Nine months Ended	Nine months Ended	Increase (Decrease)
	September 30, 2015	September 30, 2014	$	%
Costs and expenses (other income)
General and administrative expenses	$8,455,503	$1,598,756	$6,856,747	429%
Rents expense	848,538	154,705	693,833	448%
Interest expense	353,092	-	353,092	*
Write-off credit line receivable (net of interest income)	200,000	-	200,000	*
Total costs and expenses	$9,731,133	$1,753,461	$8,103,672	462%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2015 were $8,455,503, compared to $1,598,756 for the nine months ended September 30, 2014. The increase of $6,856,747, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction.

Rent expense. We incurred rent expense from five separate facilities leased during 2014 and 2015. The rent incurred from these properties during the nine months ended September 30, 2015 and 2014 was $848,538 and 154,705, because the leases started on the third quarter of 2014.

Bad debt expense. Bad debt expense for the nine months ended September 30, 2015 was $200,000, all amount owed against 2.5M line of credit is settled for $200,000. We advanced funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the state in order to begin full operations.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months Ended	Nine months Ended
	September 30, 2015	September 30, 2014
Net Cash provide (used) in operating activities	$(1,706,308)	$(1,697,533)
Net Cash used in investing activities	(372,264)	(1,547,018)
Net Cash used in financing activities	2,141,627	3,309,472

Operating Activities. The net cash used for the nine months ended in September 30, 2015 was $1,706,308, which is primarily attributable to the net loss of $9,472,683. For the nine months ended September 30, 2014, the net cash used of $1,697,533 was also due to a net loss of $1,718,394 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the nine months ended September 30, 2015 of $372,264 was due primarily to acquisition of property and equipment. For the nine months ended September 30, 2014, cash used for investing activities amounted to $1,547,018, which was essentially related to warrants for the Licensing Agreement with Plandai Biotechnology and security deposit for rental of properties.

Financing Activities. Funds provided from financing activities for the nine months ended September 30, 2015, and September 30, 2014 of $2,141,627 and $3,309,472 respectively, resulting solely from the sale of Preferred stock and warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With the exception of the subpoena disclosed in Part I, Item 1, Note 13, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2015, we issued 21,632,252 shares of our common stock to the former stockholders of Diego, pursuant to the terms of the Exchange Agreement, 1,675,000 shares of common stock issued for services provided, and 126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 9).

During three month ended September 30, 2015, we issued 1,675,000 shares of common stock issued for services provided, and 126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 9 of the Financial Footnotes).

On July 2015, the Company granted 135,628 warrants to a promissory note holder at an exercise price of $1.00 per share, and expire in 5 years from grant date. The warrant was valued at $272,557 using the Black-Scholes fair value option-pricing model and $90,563 proceed was allocated to warrant, amortized over 90 days.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 16, 2015	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

