Form 10-K
period 2015-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2016-04-29
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transitional period from _____________ to ______________

Commission file number 333-189731

DIEGO PELLICER WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3435 Ocean Park Blvd., #107-610, Santa Monica, CA 90405

(Address of principal executive offices) including zip code)

Registrant’s telephone number, including area code: (516) 900-3799

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of April 18, 2016, the registrant had 41,572,082 shares issued and outstanding.

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

Unless otherwise provided in this Annual Report, references to the “Company,” “Diego,” “we,” “us” and “our” refer to Diego Pellicer Worldwide, Inc.

PART I

Item 1. Business

Business Overview

Diego is a real estate and a consumer retail development company that is focused on developing “Diego Pellicer” as the world’s first “premium” marijuana brand by adhering to the highest quality and standards for its facilities along with both cannabis and non-cannabis products. The Company’s initial focus is to acquire and develop legally compliant real estate locations for the purposes of leasing them to state licensed companies in the cannabis industry. Diego does not grow or sell marijuana or marijuana infused products in the early stages of this plan.

Diego’s initial revenues derive from leasing real estate and selling non-cannabis related products; however, when it is federally legal to do so, Diego will be properly positioned to take advantage of pre-negotiated acquisition contracts with selected Diego tenants in marijuana retail and production facilities throughout the country. Diego’s business model will allow it to become a nationally branded marijuana retailer and producer, instantaneously, with the change of federal law. The Company will not implement this business model until it becomes legal under federal law to sell and produce marijuana.

To operate within the constraints set forth by the US government, the purpose of this business plan is to describe Diego; however, to better describe the future growth plan for the Company, we will also describe the grow and retail operations of other entities with which Diego has pre-negotiated acquisition contracts or plans to have pre-negotiated acquisition contracts in the future. At this time, we only have one pre-negotiated acquisition contract in place with Diego Pellicer, Inc. a Washington Corporation. These external operations are presented as DP Grow and DP Retail, and the results of these operations as presented will not directly benefit Diego until after Federal legalization.

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

On January 29, 2016, the Board of Directors accepted the resignation of David R. Wells as Chief Financial Officer of the Company. On January 29, 2016, the Board appointed Christopher Strachan, as the Company’s new Chief Financial Officer.

Our Corporate History and Background

Diego Pellicer Inc. was formed in the state of Washington of December 5, 2012, with the intent to produce and sell cannabis in the state of Washington. The Company determined that in order to be successful and avoid any potential violation of federal law, it would form a new corporation that would not produce or sell cannabis directly. Therefore, Diego Pellicer Worldwide, Inc. was formed as a Delaware corporation, on August 26, 2013. The Company was developed to position itself in such a way that if the cannabis industry were to federally legalize, then it would be in an advantageous position to quickly become one of the first luxury integrated brands in the industry. Currently, the Company’s focus is to acquire and develop legally compliant real estate locations for the purposes of leasing them to state licensed companies in the cannabis industry. Diego does not grow or sell marijuana or marijuana infused products at this time.

Mission

At this time, Diego Pellicer is a development stage company and is only in the early stages of implementing its business plan. In states where recreational and/or medical marijuana sales and cultivation is legal under State law, the Company plans to lease property to tenants who will grow and/or sell the highest quality of marijuana. As a tenant of Diego, these operators will have access to Diego’s world class management team with expertise in real estate, retail management, agriculture and USDA experts, legal, marketing and branding, product development and creative teams.

When the US and countries around the world legalize commerce of marijuana on a national and international platform, Diego hopes to be in a position to dominate the marijuana marketplace. Diego will accomplish this by positioning the Company, through its business model, to be the first fully integrated marijuana retail operation and premium brand, known for its beautifully designed user friendly retail stores offering the finest quality products at competitive prices, when the US and other countries legalize the sale of marijuana.

Philosophy

We believe that legalizing marijuana, regulating it and taxing it, will cause less harm and do more good than the prohibition environment. We believe marijuana should be elevated to its proper place among other legal recreational intoxicants such as fine wines, liquors, beers, cigars, etc. There is an overwhelming amount of scientific evidence that supports our philosophy, as well as a growing number of supporters ranging from high-ranking US and foreign politicians to prominent figures in the entertainment industry. In addition, we believe that legalization will help unlock the phenomenal power of cannabis as a medicinal treatment for numerous ailments from headaches to cancer.

Brand History

Diego Pellicer was a Spanish colonial vice governor of Cebu, a major island in the Philippine archipelago. He grew to become the largest grower of hemp in the world and is our name sake. He serves as an inspiration to our executive team, as well as distinctive brand befitting the quality of Diego Pellicer Worldwide.

Vision

Our vision is to continue to develop Diego Pellicer as a premium brand that is valued and positioned to appeal to a broad customer base.

In addition, Diego believes that in the very near future, the US and other countries will embrace the will of the people, and legalize the responsible adult use of marijuana. Legalizing national and international commerce of marijuana, will allow Diego to take its brand and unmatched quality standards to markets all around the globe.

Value Proposition

The initial value proposition of Diego consists of a standardized approach to the build-outs of real estate holdings, customized for premium marijuana grow and retail operations. The build-out model is optimized to maximize resources while minimizing costs and overhead. With each build-out, Diego pre-negotiates with select tenants, acquisition contracts with licensed DP Grow and DP Retail tenants, which, upon changes to federal law, introduces our second value proposition—ownership of operations from seed to sale in an industry that is projected to exceed $8 billion by 2018 and we hope will soon rival that of traditional markets such as tobacco and alcohol.

Market Size

The US state-sanctioned medical and recreational marijuana market generated a total revenue of $5.4 billion in 2015, boosted by an incredible growth in the recreational sector of sales, from $351M to $998M, an estimated increase of 184% over 2014. By comparison, the marijuana market is less than 3% of the US tobacco market, a $144 billion market that has no medicinal value, and less than 3% of the alcohol market, which valued at $113.5 billion in 2014 (Marijuana Business Daily 2016; 2016 Statistic Brain Research Institute). As states legalize marijuana, and international markets develop, the emerging legalized marijuana industry will begin to rival that of tobacco and alcohol and could see $45B in revenues by 2020.

Target Geographies

Diego has entered a rapid growth and expansion stage in its evolution toward becoming an internationally recognized brand. The target geographies for Diego are all US states in which recreational or medicinal marijuana is legalized. This is a phased implementation that carefully pre-stages funding and materials to be first to market, as each state rules on legalization. In certain scenarios, Diego may choose to allow weak competitors to fail, making available prime real estate that otherwise would be inaccessible.

Target Consumers

There are an estimated 1.5 million medical marijuana patients in the US and more than 4,500 retailers. California and Washington have the largest number of marijuana patients at more than 775,000 for each state, followed by Michigan at 344,000 and Colorado with 107,534. (Marijuana Business Daily 2016).

The demographics for consumers that have tried marijuana at least once, range between ages 18 to 49, with the greatest numbers between the ages 26 and 34. These consumers are predominantly male and college educated.

Alaska has the fastest growing population of potential consumers, followed by Washington DC, Colorado, New Mexico and Hawaii, with Washington just a few points below. In 2012, Montana, Colorado, California, and Washington had the greatest increase in disposable income, thus increasing the breadth of target consumers.

Material Agreements

On April 19, 2014, the Company entered into a commercial agreement and merger agreement with Diego Pellicer, Inc., a Washington corporation (“Diego Washington”). Diego Washington agreed to making a capital contribution from its current investors of not less than $350,000 in the Company and that the Company agreed to offer to the holders of Series A Preferred Stock of Diego Washington and to current holders of convertible promissory notes convertible for shares of Diego Washington, the right to exchange that same number of shares to shares the Company.

On September 19, 2013, the Company entered into a Lease Agreement with M-P Properties whereby the Company agreed to lease the property located at 2215 4th Avenue, Seattle, Washington, for a term of five years with an option to renew. The Company agreed to pay $78,000 per year.

On March 1, 2014, the Company entered into a Sublease Agreement with Diego Pellicer, Inc., a Washington entity whereby the Company agreed to sublease the property located at 2215 4th Avenue, Seattle, Washington, for a term of four years.

On June 12, 2014, the Company entered into a Lease Agreement with Shamira, LLC whereby the Company agreed to lease the property located at 4242 Elizabeth Street, Denver, Colorado, for five years with an option to renew. The Company agreed to pay $360,000 per year for the first year of the agreement, with an increase of 3% for year subsequent year.

On August 14, 2014, the Company entered into a Commercial Sublease Agreement with DPCO, Inc., a Colorado corporation, whereby the Company subleased the property located at 4242 Elizabeth Street, Denver, Colorado for a term of five years.

On July 14, 2014, the Company entered into a Lease Agreement with 2949 W. Alameda Ave LLC whereby the Company agreed to lease the property located at 2949 W. Alameda Avenue, Denver, Colorado, for five years with an option to renew. The Company agreed to pay $20,000 per month in rent.

On August 14, 2014, the Company entered into a Sublease Agreement with DPCO, Inc., a Colorado corporation, whereby the Company agreed to sublease the property located at 2949 W. Alameda Avenue, Denver Colorado for a year of five years.

On August 13, 2014, the Company entered into a Sublease Agreement with M and S LLC whereby the Company agreed to lease the property located at 755 South Jason Street, Denver, Colorado, for four years. The Company agreed to pay $25,000 per month in rent.

On August 14, 2014, the Company entered into a Sublease Agreement with DPCO, Inc. a Colorado corporation, whereby the Company subleased the property located at 755 South Jason Street, Denver, Colorado for a term of four years.

Our Industry

We are in a burgeoning industry, centered on the production and sales of medical and recreational marijuana. Diego Pellicer is focused on providing legally compliant retail and production facilities to State licensed operators. In addition, Diego Pellicer offers branding opportunities to state licensed producers and retailers that meet our stringent qualifications.

In addition to providing fully branded and built real estate to qualified tenants, Diego Pellicer offers non-cannabis infused products, apparel, and other tangible products at a wholesale rate. To become a qualified tenant, Diego requires its tenants to strictly adhere to testing and labeling requirements along with all state laws and federal guidelines to assure quality and consistency of marijuana products, ensuring safe sale and consumption. Table 7 provides a list of our current property portfolio.

Our Business Strategy

Market Definition and Roles

The marijuana market consists of medical and recreational regulators, producers, testers, processors, wholesalers, retailers, collectives, consumers and real estate holders. Since data pertaining to specific aspects of marijuana sales, such as processor revenues, is virtually non-existent for the marijuana market, the market is valued according to retail sales data provided by state and federal governing bodies. Below is a brief summary of each role:

●	Regulators: State and federal lawmakers.

●	Producer or Grower: Cash crop farmers and grow shops.

●	Tester: Testers of marijuana for quality and other required measures.

●	Processor or Infuser: Processers of marijuana into a commercial product (flower, concentrates, and edibles).

●	Wholesaler: Buyers from producers or processors that sell in bulk to other processers and retailers.

●	Retailer: For profit (proprietorship, partnerships, or for-profit business) sellers to consumers and patients.

●	Collective or Cooperative: Non-profit organizations selling mostly to patients.

●	Recreational Consumers or Patients (local and marijuana tourist): Consumers of marijuana products, recreationally or by medical prescription.

●	Real Estate Holdings: Companies that specialize in building-out and managing real estate for all aspects of operations (e.g., grow, retail, processing and packaging, etc.)

Market Strategy

Our short-term strategy is to profit only from the lease payments of our real estate holdings and from the sale of branded, non-cannabis products. Diego will have pre-negotiated acquisition contracts with selected tenants that trigger only when it is legal, or not illegal, to conduct interstate commerce in marijuana. We intend to enter into branding agreements with our tenants going forward that will require our tenants to have certain quality controls and procedures to ensure our they comply with the law, safety and quality. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company’s values and strictly complies with state laws, safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand. At this time, we have one pre-negotiated acquisition contract in place with Diego Pellicer Worldwide Washington and are in the process of negotiating additional pre-negotiated acquisition contracts with other tenants.

The three pillars of our strategy are:

1.	Acquire compliant properties legally, and build-out high-quality marijuana grow and retail locations, and lease these locations to tenants that are stand-alone, independent corporations with the ability to meet Diego Pellicer quality and branding standards

2.	While initially Diego does not have an ownership stake in grow or retail companies, our strategy is to execute pre-negotiated acquisition contracts with its select tenants whereby Diego has the exclusive option to acquire these independent operator lessees. These options shall only be executed when and if the company deems it sufficiently legal to do so and there is no guarantee these options will be exercised.

3.	Develop and sell quality non-cannabis ancillary products including apparel, luxury merchandise products, non-cannabis chocolates and pastries, just to name a few. These products will be sold in DP retail outlets where allowed or in proximate independent stores.

A very important aspect of our marketing plan is to build Diego Pellicer as a luxury brand. This not only enables us to establish further and exploit Diego Pellicer as a premium brand, but also to generate significant revenues off of non-cannabis products.

Market Size

The US marijuana market has experienced rapid, chaotic growth in recent years, which is set to continue beyond the forecast target of 2019 due primarily to regulatory misalignment between state and federal governments.

The marijuana secondary and tertiary markets have not yet been analyzed as sources of revenue; however, emerging secondary markets such as marijuana tourism could become a significant source of income for recreational legal states. As a point of comparison, Holland earns $48.55 billion per year in tourist dollars. Of the 10 million tourists, 5.5 million or 55% of tourists visit bars and cafes, generating a total of nearly $27 billion and 220,000 jobs (NBTC, 2009). This equals roughly 30% of all business revenue generated in Washington state in 2012 (Washington State Department of Revenue, 2014).

The US state-sanctioned medical and recreational marijuana market generated a total revenue of $5.4 billion in 2015, boosted by an incredible growth in the recreational sector of sales, from $351M to $998M.=, an estimated increase of 184% over 2014. By comparison, the marijuana market is less than 3% of the US tobacco market, a $144 billion market that has no medicinal value, and less than 3% of the alcohol market, which valued at $113.5 billion in 2014 (2016 Statistic Brain Research Institute). As states legalize marijuana, and international markets develop, the emerging legalized marijuana industry will begin to rival that of tobacco and alcohol and could see $45B in revenues by 2020.

Marijuana has become a major issue in state elections as voters are seeking politicians that support legalization (Gutwillig, 2014). As states legalize marijuana, and international markets develop, the emerging legalized marijuana industry will begin to rival that of tobacco and alcohol. Table 1 summarizes 2016 estimated revenues generated by marijuana retail sales based on a number of sources, including state marijuana program reports.

Table 1: Projected US Marijuana Retail Sales, 2016

State	2016
Alaska	$40,000,000
Arizona	$300,000,000
California	$1,000,000,000
Colorado	$1,100,000,000
Connecticut	$18,000,000
DC	$8,000,000
Delaware	$2,000,000
Hawaii	$22,000,000
Illinois	$25,000,000
Maine	$35,000,000
Maryland	$35,000,000
Massachusetts	$32,000,000
Michigan	$170,000,000
Minnesota	$8,000,000
Montana	$4,000,000
Nevada	$32,000,000
New Hampshire	$4,000,000
New Jersey	$16,000,000
New Mexico	$47,000,000
New York	$13,000,000
Oregon	$340,000,000
Rhode Island	$24,000,009
Vermont	$5,000,000
Washington	$775,000,000

Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

Figure 2 illustrates the market structure by state and estimated retail sales revenues for 2016. Of the 24 states in which marijuana is legal, Colorado is expected to generated the most revenue at $51,100M, followed by California at $1,000M and Washington at $775M. Most States operating in 2014 experienced double and triple digit growth into 2015, with the exception to California, which has leveled out.

Figure 1 Estimated US Marijuana Retail Sales, 2016

Various industry reports estimate that marijuana sales could generate as much as $8.7 billion in state and federal taxes; however, data to support that estimate is not yet available. (Marijuana Business Daily 2016)

Market Growth

The performance of the market is forecast to accelerate, with an anticipated growth of an average of 27% over the next four years to an expected market value greater than $45 billion by the end of 2020. Table 2 and Figure 3 provide estimated market growth from 2011 to 2018. This growth assumes that no additional states legalize. If additional states legalize, growth estimates will likely increase significantly.

Table 2: US Industry Estimates, 2013 to 2018

	2011	2012	2013	2014	2015	2016	2017	2018
Medicinal	1.5	1.2	1.6	1.9	2.3	2.9	3.5	4
Recreational				0.07	1.4	2	2.5	4.2
Total	1.5	1.2	1.6	1.97	3.7	4.9	6	8.2

Billions of Dollars, US

Source: (Brown and Resnick, 2013; California Department of Public Health, 2014b; CannaBusiness Media, 2014; Colorado Office of Research and Analysis, 2013a, 2013b, 2013d, 2013e, 2014; Fairchild, 2013a, 2013b; Galvin, 2013; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013; Office of Financial Management, 2012)

Figure 3: US Industry Estimates, 2011 to 2018

Market Distribution

Market distribution must be measured indirectly with registered medical consumers and dispensaries. As expected, California has the largest number of marijuana patients at more than 775,000, followed by Michigan at 179,000 and Colorado with 107,000. Washington is at 125,000 registered patients as listed in Table 3 and illustrated in Figure 4. There are currently an estimated 1.5 million medical marijuana patients in the US.

Table 3: Registered Medical Marijuana Patients 2015

State	Registered Patients
Alaska	1,127
Arizona	87,733
California	775,000
Colorado	107,534
Connecticut	8,201
DC	3,577
Delaware	776
Hawaii	13,150
Illinois	4,400
Maine	20,000
Massachusetts	19,000
Michigan	344,000
Montana	30,000
New Hampshire	1,600
New Jersey	6,354
New Mexico	19,629
Nevada	13,561
Oregon	77,620
Rhode Island	12,815
Vermont	2,477
Washington	125,000
Estimated Total Patients	1,508,594

Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

Figure 4: Registered Medical Marijuana Patients

Another indirect measure of market distribution is the number of medical marijuana dispensaries. Table 4 and Figure 5 provide the distribution of dispensaries across the US. The number of patients and dispensaries are mostly aligned; however, certain states such as Michigan have much higher ratio of patients to dispensaries than other states. This could be the result of inaccurate data.

Table 4: Registered Medical Marijuana Dispensaries

State	Registered Dispensaries
Alaska	0
Arizona	98
California	2,000
Colorado	516
Connecticut	6
DC	5
Delaware	1
Hawaii	0
Illinois	28
Maine	8
Massachusetts	4
Michigan	325
Montana	60
New Hampshire	4
New Jersey	5
New Mexico	29
Nevada	12
Oregon	400
Rhode Island	3
Vermont	4
Washington	800
Estimated Total Dispensaries	4,308

Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

Figure 5: Registered Medical Marijuana Dispensaries

Competitive Analysis and Benchmarking

Diego was one of the first to the market with a real estate holding and branding business model; however, other companies have since adopted similar strategies. Key differentiators between Diego and its competitors are superior branding, optimized build-out and turnkey grow and retail development, and, most importantly, pre-negotiated acquisition contracts. As with other marijuana-related financial data, collecting benchmark data on Diego competitors was especially challenging in that many of these companies fail to report or are unable to report the fundamentals of financial information. Table 5 provides a financial benchmark of Diego’s nearest competitors.

Table 5: 2013 Real Estate Holding and Branding Financial Benchmark-$000

	Market Cap	Rev	Cost of Rev	Gross Margin %	EBITDA Margin %	Net Profit
Medbox, Inc. (MDBX)	$258,700	$5,203	$2,657	51.1%	-14.8%	$(660)
Advanced Cannabis Solutions, Inc. (CANN) Grey Market (3 Qtrs)	$59,600	$129	$23	82.2%	(542%)	$(1,277)
Mountain High Acquisitions Corp. (MYHI) OTCQB	$14,300	-		-	-	$(1,336)
Agritek Holdings, Inc. (AGTK)	$8,410	$79	$86	7.6%	(1189%)	$(1,453)
Home Treasure Finders, Inc. (HMTF)(MJ real estate lessor)	$4,160	$203	$0	INF	(44%)	$(92)

Source: Finance.yahoo.com and CNBC.com

Tourism Effect

The secondary and tertiary effects of the marijuana market have received little attention by market analyst; however, markets such as marijuana tourism could become a significant source of revenue for recreationally legal states. For example, The Netherlands earns $48.55 billion per year in tourist dollars. Of the 10M tourists, 5.5 million or 55% visit marijuana bars and cafes, generating a total of nearly $27 billion and 220,000 jobs. Likewise, Colorado reported note that marijuana tourism is responsible for 90% of all retail sales in resort towns (Weissmann, 2014).

Peak Sales and Product Segmentation

Peak marijuana sales occur during two calendar periods: December/January and July/August. Smokable Marijuana sales exceed other product categories representing 87% of the market, which is followed by concentrates at 7% and edibles at 4% while drinks, topicals, accessories and clones generate the least amount of revenue at less than 1% each. The top marijuana product according to an analysis of a market leading dispensary is Bruce Banner followed by 303 Kush.

Legalization by State

Support for medical and recreational marijuana use has increased significantly over the past 20 years. According to a recent CNN poll, greater than 50% of the US population supports marijuana legalization. Figure 6 illustrates a select set of CNN poll results.

Figure 6: CNN/ORC Poll Results on Marijuana Use in the US

Two states, Colorado and Washington, have passed legislation for recreational marijuana. As the popularity of recreational marijuana becomes more accepted by Americans, it is the Company’s belief that several of the States in which medical marijuana is currently legal will likely follow suit and legalize recreational marijuana. States are learning from one another, refining legislation and establishing realistic tax strategies. The Obama administration has pledged to end Federal raids on state-sanctioned dispensaries (Furlow, 2012). Similar movements are occurring in other democratic countries such as Australia in which several states have decriminalized possession (Thies, 2012). Table 6 lists recreational and medicinal marijuana legalization status by state.

Table 6: State Recreational Marijuana Laws

State	Status/Year	Type of Legalization
Alaska	Passed (2014)	Medical and Recreational
Arizona	Passed (2010)	Medical
California	Passed (2015)	Medical
Colorado	Passed (2012)	Medical and Recreational
Connecticut	Decriminalized	Medical
Delaware	Decriminalized	Medical
Florida	Pending	Medical
Hawaii	Passed (2000)	Medical
Illinois	Passed (2013)	Medical
Maine (Portland only)	Decriminalized (2013)	Medical
Maryland	Decriminalized (2014)	Medical
Massachusetts	Decriminalized (2012)	Medical
Michigan	Passed	Medical
Minnesota	Passed (2014)	Medical
Mississippi	Pending	Pending
Montana	Decriminalized	Medical
Nebraska	Pending	Pending
Nevada	Passed (2000)	Medical
New Hampshire	Passed (2013)	Medical
New Jersey	Passed (2010)	Medical
New Mexico	Passed (2007)	Medical
New York	Passed (2014)	Medical
North Carolina	Pending	Medical
Ohio	Decriminalized	Medical
Oregon	Passed (2015)	Medical and Recreational
Pennsylvania	Pending	Medical
Rhode Island	Decriminalized	Medical
Vermont	Decriminalized (2013)	Medical
Washington	Passed (2012)	Medical and Recreational
Washington DC	Decriminalized	Medical

Source: (Marijuana Business Daily 2016; California State Board of Equalization, 2009; Gacek, 2014; ProCon.org, 2014; U.S. Office of National Drug Control Policy, 2014)

Target Geographies

Diego has entered a rapid growth and expansion stage in its evolution toward becoming an internationally recognized brand. The target geographies for Diego are all US states in which recreational or medicinal marijuana is legalized. This is a phased implementation that carefully pre-stages funding and materials to be first to market, as each state rules on legalization. In certain scenarios, Diego may choose to allow weak competitors to fail, making available prime real estate that otherwise would be inaccessible.

Target Consumers

There are an estimated 1.5M medical marijuana patients in the US and over 5,000 retailers. California has the largest number of marijuana patients at more than 775,000, followed by Colorado with 625,000 and Michigan at 179,000. Washington is a close 4th at 125,000 registered patients.

The demographics for consumers that have tried marijuana at least once, range between ages 18 to 49, with the greatest numbers between the ages 26 and 34. These consumers are predominantly male, and college educated.

Alaska has the fastest growing population of potential consumers, followed by Washington DC, Colorado, New Mexico and Hawaii, with Washington just a few points below. In 2012, Montana, Colorado, California, and Washington had the greatest increase in disposable income, thus increasing the breadth of target consumers.

Future Markets

Studies on marijuana use in The Netherlands have demonstrated that the availability of marijuana in café’s has had very little effect on increasing or decreasing marijuana use (MacCoun, 2011). As such, the next progression in the US market, following Federal legalization, is the establishment of café’s or other types of service centers for marijuana consumption. The number of café’s in The Netherlands has ranged between 700 and 800 over the past 15 years, and currently operates about 700 or 1 per 29,000 citizens, employing 4,000 workers and generating $832.2M annually (Monshouwer, Van Laar, and Vollebergh, 2011). Extrapolating this to the US market would indicate approximately 10,000 café’s and service centers where actual consumption of cannabis can take place.

Primary Service

Our primary service is fully branded and built real estate to qualified tenants. Our branding includes non-cannabis infused products, apparel, and other tangible products at a wholesale rate. To become a qualified tenant, Diego requires its tenants to strictly adhere to testing and labeling requirements along with all state laws and federal guidelines to assure quality and consistency of marijuana products, ensuring safe sale and consumption. Table 7 provides a list of our current property portfolio.

Table 7: Property Portfolio

Purpose	Size	City	State
Retail (recreational and medical)	3,300 sq.ft.	Denver	CO
Grow Warehouse	18,600 sq.ft.	Denver	CO
Grow Warehouse	14,800 sq.ft.	Denver	CO
Flagship recreational MJ store w/café and apparel	4,500 sq.ft.	Seattle	WA

Diego Pellicer creates a user friendly customer experience regardless of venue or form of media making it easy and safe for them to purchase. A major aspect of our marketing plan is to inform and educate consumers in a way that allows them to rely on DP as a trusted and valued brand. DP information and products will be available in all forms of media with a variety of different forms of content including videos, social media, online newsletters and blogs and TV.

●	Consumers will find Diego on websites and via online syndication at web portals, mobile and video destinations (Yahoo!, MSN, Google/YouTube, Hulu, Verizon, etc.) as a dedicated selling platform that will serve Diego created video as information and entertainment. The Company will not develop a website that sells marijuana or marijuana-infused products.

●	Consumers will find our custom content via a cooperative syndication platform in which product partners leverage each other’s audiences for the distribution of their content and products.

●	Through events in Diego stores and outlets

●	Mass audiences could find Diego on network or cable television as the setting for a reality show or documentary series.

●	Mobile marketing and Mobile apps

This will give our brand, products and content the flexibility and portability that consumers demand. This digital syndication strategy will be executed through a series of revenue sharing deals with partners through viral seeding strategies and via paid media through specific targeted websites and venues.

Revenue Generation and Growth

Diego generates current revenue and stages future revenue streams through the following processes:

●	Acquire via lease or purchase, target properties to be improved for the growing, processing, distribution, and sale of medical and recreational marijuana, extracts and ancillary products.

●	Sub-leases or leases these properties to state licensed operators.

●	Capitalizes, where possible, on the build-out and leases near turnkey Retail, Processing and/or Growing facilities.

●	Creates future merger agreements with those operators deem capable of carrying the Diego brand.

●	Hold Merger Agreements with Diego and other favored partners that will trigger when marijuana commerce becomes legal (or not illegal) federally.

●	Own DP Brands and other Intellectual Property (IP) in all places filed.

●	Charge reasonable Market Net-Rents to the store owners/Operators to recover all build-out and start-up investment plus profit margin over the first lease term (generally five years.)

●	Sell non-cannabis branded products lines such as apparel and edibles at wholesale to leased stores.

●	Create an e-commerce platform selling non-cannabis branded merchandise

●	Continue to build and market the brand utilizing all forms of media including traditional and digital media, social media, e-commerce, and strategic partners.

U.S. Federal Law

While marijuana is legal under the laws of several U.S. States (with vastly differing restrictions), at the present time, the concept of “medical marijuana” and “retail marijuana” do not exist under U.S. federal law. The United States Federal Controlled Substances Act classifies “marijuana” as a Schedule I drug. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision.

The United States Supreme Court has ruled in a number of cases that the federal government does not violate the federal constitution by regulating and criminalizing cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

In a memorandum dated August 29, 2013 addressed to “All United States Attorneys” from James M. Cole, Deputy Attorney General (“Cole Memo”), the U.S. Department of Justice acknowledged that certain U.S. States had enacted laws relating to the use of marijuana and outlined the U.S. federal government’s enforcement priorities with respect to marijuana notwithstanding the fact that certain U.S. States have legalized or decriminalized the use, sale and manufacture of marijuana:

●	Preventing the distribution of marijuana to minors;

●	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

●	Preventing the diversion of marijuana from U.S. states where it is legal under state law in some form to other U.S. states;

●	Preventing U.S. state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

●	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

●	Preventing marijuana possession or use on U.S. federal property.

There is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal laws that conflict with state laws. Additionally, any new U.S. federal government administration that follows could change this policy and decide to enforce the U.S. federal laws vigorously. Any such change in the U.S. federal government’s enforcement of current U.S. federal laws could cause adverse financial impact to the Company’s business. See “Risk Factors.”

In February 2014, FinCEN issued guidelines allowing banks to legally provide financial services to Licensed Operators that hold a valid License (“FinCEN Memo”). The rules re-iterated the guidance provided by the Cole Memo, stating that banks can do business with Licensed Operators and “may not” be prosecuted. The guidelines provide that “it is possible [for the banks] to provide financial services” to Licensed Operators and while remaining in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials anticipated and the outcome of the banks relying on this guidance in transacting with Licensed Operators is currently unclear. See “Risk Factors.”

Employees

We presently have 5 full-time employees and 0 part-time employees. We consider our relationship with our employees to be excellent. We also had independent consultants under contract to provide financial management services, business development services, and sales management services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology and other needs.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3435 Ocean Park Blvd., #107-610, Santa Monica, CA 90405, and our telephone number is (516) 900-3799.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our Common Stock. As of the date of this Report, there are outstanding options and warrants to purchase 3,425,798 shares of Common Stock of the Registrant.

Record Holders

As of April 19, 2016, there were approximately 143 shareholders of record holding a total of 41,572,082 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

The Registrant has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Unregistered Sale of Equity Securities

In November 2015, the Company issued 1,100,000 shares of common stock to a third party for service rendered and 3,381,251 shares of common stock for cash received in amount of 1,014,374.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Diego Pellicer Worldwide, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diego Pellicer Worldwide, Inc.

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and equivalents	$36,001	$33,101
Accounts receivable	1,110	-
Prepaid expenses	-	8,946
Inventory	80,971	-
Other receivable	17,817	-
Total current assets	439,667	42,047

Property and Equipment, net	838,754	253,990

Other Assets:
Investments, at cost, net of impairment of $408,900 and $0	116,667	525,567
Security deposits	173,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	439,667	848,567

Total assets	$1,414,320	$1,144,604

Liabilities and Stockholder’s Deficiency

Current liabilities:
Accounts payable and accrued expense	$585,997	$298,939
Accrued expenses - related party	511,454	124,333
Accrued compensation	6,250	1,176,563
Deferred rent	120,234	-
Deferred revenue	53,000	53,000
Note Payable	846,628	-
Convertible debt	300,000	-
Derivative Liabilities	208,795	-
Total current liabilities	2,632,358	1,652,835

Deferred Revenue	370,000	424,000

Total liabilities	3,002,358	2,076,835

Stockholder’s Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 5,036,769 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	5
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 37,805,416 shares were issued and outstanding as of December 31, 2015, and 13,520,000 shares issued and outstanding as of December 31, 2014	38	14
Treasury stock at cost, 0 and 58,200 shares as of December 31, 2015 and 2014, respectively	-	(87,300)
Additional paid-in capital	20,111,077	4,335,816
Accumulated deficit	(21,699,153)	(5,180,766)
Total stockholder’s deficiency	(1,588,038)	(932,231)

Total liabilities and stockholder’s equity	$1,414,320	$1,144,604

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
REVENUES
Rental income	$1,059,631	$497,638
Licensing revenue	54,000	48,567
Provision for uncollectible rents	(809,101)	(497,638)
Total Revenues	304,530	48,567

Cost of Good Sold	-	-

COSTS AND EXPENSES (other income)
General and administrative expenses	14,268,072	3,624,507
Impairment of investment	408,900	-
Rent expense	1,228,028	487,533
Write-off credit line receivable (net of interest income)	240,000	777,846
Change in fair value of derivative liabilities	(133,809)
Interest expense (income), net	811,726	(73,198)
Total Costs and Expenses	16,822,917	4,816,688

Loss before provision for taxes	(16,518,387)	(4,768,121)
Provision for taxes	-	-
NET LOSS	$(16,518,387)	$(4,768,121)

Loss per share - basic and fully diluted	$(0.65)	$(0.35)

Weighted average common shares outstanding - basic and fully diluted	25,485,231	13,520,000

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Year Ended December 31, 2015 and 2014

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock	Subscription
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Receivable	Total
Balance - December 31, 2013	13,520,000	-	561,676	14	-	1	528,357	(412,646)	-	(1,352)	114,374
Sale of Preferred stock and warrants	-	-	4,475,093	-	-	4	3,807,460	-	-	-	3,807,464
Treasury shares acquired	-	(58,200)	-	-	(87,300)	-	-	-	-	-	(87,300)
Subscription received	-	-	-	-	-	-	-		-	1,352	1,352
Net Loss	-	-	-	-	-	-	-	(4,768,120)	-	-	(4,768,120)
Balance - December 31, 2014	13,520,000	(58,200)	5,036,769	14	(87,300)	5	4,335,817	(5,180,766)	-	-	(932,230)
Sale of Preferred stock	-	-	753,332	-	-	75	1,129,916	-	-	-	1,129,991
Sale of Common stock	3,881,251	-	-	4			1,164,371				1,164,375
Effect of reverse merger	7,743,333	-	50,996	8	-	-	-	-	-	-	8
Cancellation of Treasury Shares	(58,200)	58,200	-	-	87,300	-	(87,300)	-	-	-	-
Conversion of Preferred shares to common	5,841,097	-	(5,841,097)	6	-	(80)	74	-	-	-	-
Issuance of common shares for consulting services	4,699,355	-	-	3	-	-	9,523,905	-	-	-	9,523,908
Common stock issued for note payable	126,000	-	-	-	-	-	84,000	-	-	-	84,000
Non-employee stock compensation	2,052,580	-	-	3	-	-	3,069,561	-	-	-	3,069,564
Warrants issued for services	-	-	-	-	-	-	574,250	-	-	-	574,250
Warrants issued for note	-	-	-	-	-	-	316,483	-	-	-	316,483
Net Loss	-	-	-	-	-	-	-	(16,518,387)	-	-	(16,745,350)
Balance - December 31, 2015	37,805,416	-	-	38	-	-	20,111,077	(21,699,153)	-	-	(1,588,038)

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Operating Activities
Net Loss	$(16,518,387)	$(4,768,121)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(54,000)	(48,567)
Amortization of debt discount	400,483	-
Interest Income	-	(70,596)
Accrued expenses - related party	387,121	48,603
Interest on convertible note	342,604	-
Change in derivative	(133,809)	-
Impairment of investment	408,900	-
Non-cash stock compensation	13,167,772	1,176,563
Write-off credit line receivable (includes interest income)	200,000	777,846
Changes in operating assets and liabilities:
Prepaid Expenses	8,946	(1,140)
Deferred rent	120,234	-
Inventory	(80,971)	-
Other receivable	(17,817)	-
Accounts Receivable	(1,110)	-
Accrued compensation	(1,170,313)	-
Accounts Payable	287,059	283,368
Net cash used in operating activities	(2,653,338)	(2,602,044)

Investing Activities
(Advances to) repayment from related party	-	54,341
Acquisition of property and equipment	(584,764)	(253,990)
Security deposits	-	(153,000)
Deposits - end of lease	-	(150,000)
Advances under line of credit	(200,000)	(707,250)
Net cash used in investing activities	(784,764)	(1,209,899)

Financing Activities
Proceeds from sale of Preferred stock and warrants	1,129,999	3,807,908
Collection of subscriptions receivable	-	1,352
Proceeds from (repayment) of loan - related party	-	(17,000)
Acquisition of treasury stock	-	(87,300)
Proceed from note payable	846,628	-
Proceed from convertible note payable	300,000	-
Proceed from sale of common stock	1,164,375	-
Net cash provided by financing activities	3,441,002	3,704,960

Net Increase (Decrease) in Cash	2,900	(106,983)
Cash - beginning of period	33,101	140,084
Cash - end of the period	$36,001	$33,101

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

History

On March 13, 2015 (“closing date”), Diego Pellicer Worldwide, Inc. (f/k/a Type 1 Media, Inc.) (the “Company”) closed on a merger and share exchange agreement (the “Merger Agreement”) by and among (i) the Company, and (ii) Diego Pellicer World-wide 1, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company (the “Majority Shareholder”). Pursuant to the terms of the Merger Agreement, Diego was merged with and into the Company, with the Company to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and the Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Diego (the “Merger”).

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

Business Operations

The Company leases real estate to licensed marijuana operators, including but not limited to, providing complete turnkey growing space, processing space, recreational and medical retail sales space and related facilities to licensed marijuana growers, processors, dispensary and recreational store operators. Additionally, the Company plans to explore ancillary opportunities in the regulated marijuana industry as well as offering for wholesale distribution branded non-marijuana clothing and accessories.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and December 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of December 31, 2015, the outstanding balance allowance for doubtful accounts is zero.

The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, and other revenue sources once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition , (“SAB 104”): (a) the agreement has been fully executed and delivered; (b) services have been rendered; (c) the amount is fixed or determinable; and (d) the collectability of the amount is reasonably assured.

In accordance with ASC 840 (“Leases”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

The Company records rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. It is anticipated that such licenses should be obtained prior to 3rd quarter 2016. Management has decided to take the approach and reserve these amounts due to the contingency factor and experience with typical delays in governmental action.

Leases as lessor

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

Leases

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is presented on current liabilities section on the consolidated balance sheets.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception and its current liabilities exceed its current assets by $2,496,459, and has an accumulated deficit of $21,699,153 and a total deficit of $1,414,320 as of December 31, 2015.

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

Note 4 – Revolving Credit Line

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

On September 7, 2015, the Company entered into an agreement, and settled total amount owed for $200,000 cash. As of December 31, 2015 and December 31, 2014, the Company has advanced an aggregate of $907,250 and $707,250 respectively towards this line of credit, and has accrued interest of $206,523 and $70,596, respectively. The Company has recorded a reserve for the total advance and accrued interest.

Note 5 – Investment

In January 2014, the Company entered into an Agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 3,333,334 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This license agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain Trademark rights certified by the government (expected by 2nd quarter 2016). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, in which the shares have not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the company, which was determined to be $525,567. With the Plandai shares currently trading at $.07 per share, the Company impaired $408,900 during the year ended December 31, 2015. The Company accounts for its investment under the cost method of accounting.

Note 6 – Property And Equipment

The Company has incurred expenses in the build out of one of its leased properties and acquired a large POD equipment for use in growing operations by lessee. Since the facility and equipment have not yet been put into service, no amortization on the leasehold improvement nor depreciation on the equipment has been provided.

As of December 31, 2015 and 2014, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2015	2014
Machinery and equipment	5 years	$174,145	$39,145
Leasehold Improvements	10 years	664,609	214,845
		838,754	253,990

Less: Accumulated depreciation and amortization		-	-

Property and Equipment, net		$838,754	$253,990

Note 7 – Other Assets

Security deposits

These deposits reflect the deposits on various property leases, most of which call for two months of rental.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 8 – Related Party

As of December 31, 2015 and December 31, 2014, the Company has unpaid consulting fees to related parties in the amount of $511,454 and $124,333, respectively. For the year ended December 31, 2015 and 2014, the consulting fees expensed were $870,000 and $605,989, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

Note 9 – Note Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities. The Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 10). As of December 31, 2015, the outstanding principle balance of the note is $450,000.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of October 6, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities, the Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. As of December 31, 2015, the outstanding principal balance of the note is $135,628. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and 45,065 to the debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. As of December 31, 2015, the outstanding principle balance of the note is $135,628 and $90,563 has been accreted to interest expense for the year ended December 31, 2015.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. As of December 31, 2015, the outstanding principal balance of the note is $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. As of December 31, 2015, the outstanding principal balance of the note is $126,000 and $84,000 has been accreted to interest expense for the year ended December 31, 2015.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. As of December 31, 2015, the outstanding principle balance of the note is $135,000.

Note 10 – Convertible Note Payable

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with third parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes in amount of $342,604 on default. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and 74,080 to the convertible debt. The difference between the face value of the notes and the allocated value will be accreted to interest expense over the life of the loan. On November 26, 2015, pursuant to the original terms of the note, the holder received the rights to convert the principal balance into common shares of the Company.  The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $342,604 as of the measurement date.  The gain on change in the value of the derivative liability upon subsequent re-measurement as of December 31, 2015 was $133,809. As of December 31, 2015, the outstanding principle balance of the note is $300,000 and $225,920 has been accreted to interest expense for the year ended December 31, 2015.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2015	$-
Issuance of embedded conversion features on convertible note	342,604
Change in fair value during period	(133,809)
Balance at December 31, 2015	$208,795

The fair value of embedded conversion feature of convertible note determined using a Black Scholes Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Black Scholes model for the year ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014
Risk-free interest rates	0.52-0.65%	-
Expected life	1 year	-
Expected dividends	0%	-
Expected volatility	345-348%	-
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.75 -$1.24	-

NOTE 11 – Stockholders’ Equity

The Company has authority to issue up to 100,000,000 shares, of which 5,000,000 shares reserved as Preferred shares and 95,000,000 are designated as Common shares. As of December 31, 2015, there were 29,498,165 common shares exchanged for the common shares held by the former shareholders of Diego Pellicer Worldwide 1 Inc. (“Diego”), 4,304,317 shares of common stock issued for services provided, 3,881,251 share issued for $1,164,375 and 126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 9). For the year ended December 31, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of December 31, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

At the completion of the merger, 21,754,832 restricted common shares of the new Company were issued to the former Diego shareholders as follows:

(a)	The original Founders of the Company converted their 13,520,000 shares into restricted common shares on a 1:1 basis.

(b)	The Series A and B Preferred shareholders converted 5,841,097 shares into restricted common shares on a 1:1 basis.

(c)	Non-employees, which consisted of founding members and others were awarded a total of 2,451,935 shares, at a value of $0.9375 per share.

(d)	58,200 shares of common stock were returned as treasury stock.

For the years ended December 31, 2014 the Company sold 4,275,093 Series A Preferred shares for $3,507,907, and 200,000 Series B Preferred shares for proceeds received in the amount of $300,000.

There are currently 1,901,426 warrants outstanding relating to the former Diego shareholders in varying amounts:

(a)	In March 2014, a single large investor was granted 640,000 warrants attached to his initial common stock purchase at an exercise price of $1.24 share, and expire in 5 years from grant date.

(b)	During 2014, several preferred stockholders were granted a total of 150,798 warrants attached to their initial common stock purchase at an exercise price of $1.40 per share, and expire in 5 years from grant date.

(c)	In April and May 2015, various investors in the Equity Incentive group were granted 200,000 warrants for the purchase of common shares at an exercise price at $0.000001, and expire in 10 years from grant date valued at $574,250.

(d)	In February 2015, certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share, and expire in 5 years from grant date.

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

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2015 and 2014:

For the Year Ended December 31, 2015
Annual dividend yield	0%
Expected life (years)	1-10
Risk-free interest rate	0.52% – 2.14%
Expected volatility	323%-354%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	790,798	$0.26	4.03
Granted	1,110,628	1.17	5.18
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, December 31, 2015	1,901,426	$1.21	4.40
Exercisable, December 31, 2015	1,901,426	$1.21	4.40

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2015, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remains 705,000 shares available for future grants.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has five (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2014 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of December 31, 2015, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2016	$1,101,716
2017	1,020,000
2018	888,128
2019	346,566
Total	$3,356,410

In Washington, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of December 31, 2015, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2016	$84,999
2017	87,723
2018	67,365
Total	$240,087

Rent expense for the Company’s operating leases for the year ended December 31, 2015 and 2014 was $1,228,028 and $487,533, respectively.

Note 13 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended December 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended December 31, 2015 and for the year ended December 31, 2014 respectively to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation Allowance	-40%	-40%
Income tax provision (benefit)	-80%	-80%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal
Current	$-	$-
Deferred	(5,720,000)	(141,000)
State
Current	-	-
Deferred	(1,009,000)	(25,000)
Change in valuation allowance	6,729,000	166,000
Income tax provision (benefit)	$-	$-

As of December 31, 2015, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $6,895,000. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 14 – Subsequent Events

In April 2016, the Company issued CEO 1,900,000 shares of common stock for services rendered valued at $1,577,000 and issued an investor additional 1,866,666 shares of common stock for repricing original stock purchase agreement in amount of $700,000 from $1.50 per share to $0.30 per share.

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

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
REVENUES
Rental income	$1,059,631	$497,638	$561,993	113%
Licensing revenue	54,000	48,567	5,433	11%
Provision for uncollectible rents	(809,101)	(497,638)	(311,463)	63%
Total Revenues	$304,530	$48,567	$255,963	527%

* Not divisible by zero

For the year ended December 31, 2014 and 2015, the Company had already leased five facilities in Colorado (3), in Washington (1) and in Oregon (1). Only the Colorado facilities have been sublet to date.

Total revenue for the year ended December 31, 2015 was $304,530, as compared to $48,567 for the year ended December 31, 2014, an increase of $255,963, and represents recognition of income on the Plandai Biotechnology license, rental income of 54,000 and a settlement income of $200,000. In January 2014, the Company entered into a Licensing Agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 3,333,334 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the Agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the year ended December 31, 2015 and 2014, $54,000 and $48,567 was recognized as licensing revenue.

For the year ended December 31, 2015 and 2014, rental income of $1,059,631 and $497,638 an derived from the Colorado sub-leases, $809,101 and $497,638 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
COSTS AND EXPENSES (other income)
General and administrative expenses	$14,268,072	$3,624,507	$10,643,565	294%
Impairment of Investment	408,900	-	408,900	*
Rent expense	1,228,028	487,533	740,495	152%
Change in Derivative	(133,809)	-	(133,809)	*
Write-off of line of credit receivable	240,000	777,846	(537,846)	-69%
Other income (interest)	811,726	(73,198)	884,924	-1209%
Total costs and expenses	$16,822,917	$4,816,688	$12,006,229	249.3%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

General and administrative. Our general and administrative expenses for the year ended December 31, 2015 were $14,268,072, compared to $3,624,507 for the year ended December 31, 2014. The increase of $10,643,565, which was mostly attributable to non-employee stock compensation and unusual high costs for professional fees (legal and accounting) related to the reverse merger transaction.

Rent expense. We incurred rent expense from five separate facilities leased during 2014 and 2015. The rent incurred from these properties during the year ended December 31, 2015 and 2014 was $1,228,028 and $487,533, because the leases started on the third quarter of 2014.

Bad debt expense. Bad debt expense for the year ended December 31, 2015 and 2014 was $240,000 and 777,846, respectively. In 2015, we settled all amount owed against 2.5M line of credit for $200,000. We advanced funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the state in order to begin full operations.

Impairment of Investment. With the Plandai shares currently trading at $.07 per share, the Company impaired $408,900 during the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
Net cash used in operating activities	$(2,653,338)	$(2,602,044)	$(328,794)	12.6%
Net cash used in investing activities	(784,764)	(1,209,899)	702,635	58.1%
Net cash provided by financing activities	3,441,002	3,704,960	(263,958)	-7.1%
Net (Decrease) Increase in Cash	2,900	(106,983)	109,883	102.7%
Cash - beginning of period	33,101	140,084	(106,983)
Cash - end of year	$36,001	$33,101	$2,900	8.8%

Operating Activities. The net cash used for the year ended in December 31, 2015 was $2,653,338, which is primarily attributable to the net loss of $16,518,387. For the year ended December 31, 2014, the net cash used of $2,602,044 was also due to a net loss of $4,768,121 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the year ended December 31, 2015 of $784,764, includes $584,764 on acquisition of property and equipment, $200,000 advanced under line of credit. For the year ended December 31, 2014, cash used for investing activities amounted to $1,209,899, which includes $54,341 repayment from related party, $253,990 on acquisition of property and equipment, $15,300 on security deposit, $150,000 on Deposits on end of lease and $707,250 advanced under line of credit.

Financing Activities. Funds provided from financing activities for the year ended December 31, 2015, and December 31, 2014 of $3,441,002 and $3,704,960 respectively. During the year ended December 31, 2015, net cash proceed from sales of preferred stock and warrants is $1,129,999, proceeds form note payable is $846,628, $300,000 from convertible note payable and 1,164,375 from sale of common stock. During the year ended December 31, 2015, we received $3,807,908 from sales of preferred stock and warrants, $1,352 from collection of subscriptions receivable, spent $17,000 on repayment of related party loan, and $87,300 on acquisition of treasury stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors, executive officers and key employees; and all positions and offices held as of the date of this Report. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Ron Throgmartin	51	Chief Executive Officer, Director
Christopher Strachan	51	Chief Financial Officer
Alan Valdes	56	Chairman of the Board
Steve Norris	64	Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers and Directors

Ron Throgmartin joined as CEO of Diego Pellicer Worldwide Inc. in August 2013. In May 2010 Mr. Throgmartin began serving as an independent consultant for a medical marijuana company in Colorado where he managed State licensing, compliance, retail operations and production. From 2003-2008 Mr. Throgmartin was involved with the largest privately owned cattle producers in the United States with operations that encompassed 11 states. In 1989, Mr. Throgmartin started his own commercial development company, where over a span of 20 years he developed over 3 million square feet of commercial projects, working with some of the top rated retailers in the country, including Lowes, Home Depot, HH Gregg, Staples, McDonalds, Steak-n-Shake. From 1981-1989 Mr. Throgmartin worked for his family business HH Gregg, where he served in many roles including Operations and new and store development. Today HH Gregg (HHG) is a publicly owned and operated appliance and electronics retailer covering 16 states, and over $2.4 billion in annual sales. Mr. Throgmartin is a graduate of Ball State University with a Bachelor of Science degree. We believe that Mr. Throgmartin should serve as a member of the board of directors due to the perspective and experience he brings as our COO and his experience in the medical marijuana industry.

Christopher Strachan joined as CFO of Diego Pellicer Worldwide Inc. in January 2016. Mr. Strachan is an accomplished CFO, CEO, and manager with 30 years in corporate operations, marketing, securities, finance and 20 years of executive management experience. He has worked largely with developing and startup corporations, where he has honed his skills. For the past five years, Mr. Strachan has served as the President of Helisports LLC, a business development consulting company. In addition, he served as the CEO of Rhodes Architectural Stone from 2011 to 2012, the Director of Marketing and Sales of Glasair Aviation from 2012 to 2014 and the Director of Flight Operations and R&D at RotorWay Helicopters from 2009 to 2011.

Alan Valdes has operated as Chairman of the Company since inception Mr. Valdes has over 35 years’ experience on Wall Street. He appears regularly on television giving market comments on such networks as CNN, CNBC, CCTV and many other domestic and foreign media outlets. Since 2013, Mr. Valdes has worked as a senior partner at SilverBear Capital Inc., where he is in charge investment and development projects in the United States and Canada. Additionally, Mr. Valdes is currently a partner at Wall Street Capital Partners, a boutique Wall Street consultant that assists clients in accomplishing what the best and largest firms do within a fraction of the cost and time. He is also a co-founder and partner of the Louisiana International Gulf Terminal project, a $1.5 billion port project, the largest in the United States. He is also currently a board member of the World Air League and the Strang Cancer Prevention Center. Mr. Valdes is a graduate on Seton Hall University, New York University and Harvard University. We believe that Mr. Valdes should serve as a member of the board of directors due to his experience working for the Company since inception and the with early stage corporations, like the Company.

Steve Norris was elected a director of the Company in October 2015. Currently serving as Chairman of Stephen Norris Capital Partners, LLC, Mr. Norris has substantial expertise in structuring, negotiating and implementing leveraged buy-outs, cash-flow-based investments and financing strategies in the public and private capital markets. Mr. Norris is one of five co-founders of the Carlyle Group, a major merchant bank based in Washington, D.C. From 1988-1997, Mr. Norris served as Carlyle’s President. He was a principal participant and key advisor in Carlyle’s numerous investments in various public and private companies. While at Carlyle, Mr. Norris, along with other senior members of the Carlyle team, participated in the acquisition, disposition, strategic focusing and financing (in public and private markets) of numerous companies involving several billion dollars of equity capital. Carlyle invested in leveraged buyouts (LBOs), venture capital (particularly telecommunications and wireless companies in the pre-Internet days), and real estate. Today, Carlyle is one of the largest and most successful private equity firms in the world. Prior to co-founding Carlyle, Mr. Norris was a Corporate Vice President of Marriott Corporation in Washington, D.C. He was a principal strategist and advisor for Marriott’s substantial public and private financings, limited partnerships, acquisitions and divestitures from 1981 to mid-1987. In 1992, Mr. Norris was appointed by President George Bush, and confirmed by the U.S. Senate, as one of the five board members of the approximately (at the time) $68 billion Federal Retirement Thrift Investment Board. During his tenure (1992-1995), Mr. Norris successfully advocated for the right of Federal employees to allocate a greater portion of their savings into public equities. Until late 1996, Mr. Norris served on the Advisory Committee of SEAG, Inc. which advises the Saudi Government on economic development and diversification within the Kingdom of Saudi Arabia. Mr. Norris was a Fellow at Yale Law School (1977) and received a B.S. and J.D. (1972, 1975) with honors from the University of Alabama, and an L.L.M. from New York University (1976). Management believes that Mr. Norris’ past experience qualifies him for his position with the Company.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Committees

The board of directors has no standing committees. However, the Company intends to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The following table shows for the period ended December 31, 2015, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Ron Throgmartin - CEO	2015	Accrued	$250,000	-	-	-	250,000
		Paid	$129,414	-	-	-	129,414
	2014	Accrued	$213,250	-	-	-	213,250
		Paid	$181,250	-	-	-	181,250

Christopher Strachan - CFO	2015	Accrued	$-	-	-	-	-
		Paid	$-	-	-	-	-
	2014	Accrued	$-	-	-	-	-
		Paid	$-	-	-	-	-

Employment and Director Agreements

The Company entered into a consulting agreement with Triple Enterprises and affiliates on August 26, 2014. In exchange for 200,000 warrants and a monthly fee of $35,000, Triple Enterprises agreed to act as a financial advisor, provide supervisory and advisory services and assist in the preparation of the Company’s public filings. Mr. Philip Gay is the Managing Director of Triple Enterprises and Mr. Nick Roberts is the Financial Manager of Triple Enterprises.

On September 17, 2014, the Company entered into a five year employment agreement with Doug C. Anderson as Vice Chairman and Vice President of Strategy and Vision. Beginning in 2014, Mr. Anderson began earning an annual salary of two hundred fifty thousand dollars ($250,000) per annum. Following the completion of an offering of the Company’s Series A Preferred stock, the Executive’s Base Salary shall automatically be increased to Two Hundred Eighty Thousand ($280,000) per annum. For each year thereafter, the Company’s Board (or compensation committee of the Company’s Board, or, at the discretion of the Company’s Board, by a committee composed of two or more members of the Company’s Board (for purposes of this Agreement, the “Committee”) shall review the Executive’s Base Salary and may provide for such increases therein as it may, in its discretion, deem appropriate. The employment agreement also allows for a performance bonus, to be determined by the Company’s Board at the discretion of the Company’s Board, and participation of any equity compensation plan of the Company.

If Mr. Anderson’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of three times the then current base salary and five times the average bonus paid to Mr. Anderson for the three full calendar years immediately prior to the change of control. The employment agreement also contains both a confidentiality and noninterference provision which are effective from the date of employment through one year from the date the employment agreement is terminated.

Mr. Ron Throgmartin and Mr. Alan Valdes entered into agreements with identical terms to that of Mr. Anderson, for the position of Chief Executive Officer and Chairman of the Board respectively. Following the Merger, Mr. Throgmartin’s position was changed to Chief Operating Officer. The other terms of his agreement remained in place.

In exchange for Mr. Norris’ service on the Board, he received 50,000 warrants with an exercise price of $0.0001. In addition, Mr. Norris currently receives $10,000 per month in exchange for his services on the Board.

Option Plan

The Company established an Equity Incentive Plan to provide additional incentive to key employees, directors and consultants, and to promote the success of the Company’s business. The terms of each option shall be no more than 10 years from the date of grant at an exercise price equal to the Fair Market Value on the date of the grant.

Director Compensation

The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors and our directors do not receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 15, 2016, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
Douglas Anderson	5,882,800	21.04%
Alan Valdes (4)	3,900,000	13.95%
Stephen Norris	59,000	*
Ron Throgmartin (4)	1,820,000	6.51%
All directors and officers as a group (4 people)		41.87%
5% Shareholders
TMK Holdings LLC (3)	3,840,000	13.43%
Wall Street Capital Partners LLC (4)	7,020,000	25.12%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 3435 Ocean Park Blvd., #107-610, Santa Monica, CA 90405.

(2)	Based on 37,653,972 shares of Common Stock issued and outstanding as of March 20, 2016.

(3)	TMK Holdings holds 3,200,000 shares of common stock and 640,000 warrants.

(4)	7,020,000 shares of Wall Street Capital Partners LLC are beneficially owned as follows: (a) 3,900,000 by Alan Valdes; (b) 1,160,000 Ron Throgmartin, (c) 910,000 Julie Throgmartin, the wife of Ron Throgmartin, and (d) 1,300,000 by Steve Hubbard.

*	Less than 1 percent

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and director.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $15,000 and $9,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
10.3	Company Announcements
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on July 1, 2013.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: April 29, 2016	By:	/s/ Ron Throgmartin
Ron Throgmartin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Throgmartin	Chief Executive Officer	April 29, 2016
Ron Throgmartin

/s/ Christopher Strachan	Chief Financial Officer	April 29, 2016
Christopher Strachan

