Form 10-K/A
period 2015-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2016-05-06
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K /A

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

As of April 27, 2016, the registrant had 41,572,082 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 29, 2016 (the "Form 10-K") is to replace the version of the document that was erroneously filed on April 29, 2016 and to include an auditor's opinion that was omitted in the prior filing.

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

On January 29, 2016, the Board of Directors accepted the resignation of David R. Wells as Interim Chief Financial Officer of the Company. On January 29, 2016, the Board appointed Christopher Strachan, as the Company’s new Chief Financial Officer.

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

Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

Figure 2 illustrates the market structure by state and estimated retail sales revenues for 2016. Of the 24 states in which marijuana is legal, Colorado is expected to generate the most revenue at $51,100M, followed by California at $1,000M and Washington at $775M. Most States operating in 2014 experienced double and triple digit growth into 2015, with the exception to California, which has leveled out.

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

The demographics for consumers that have tried marijuana at least once range between ages 18 to 49, with the greatest numbers between the ages 26 and 34. These consumers are predominantly male, and college educated.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3435 Ocean Park Blvd., #107-610, Santa Monica, CA 90405, and our telephone number is (516) 900-3799.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which could arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of the date of this Report, there are outstanding options and warrants to purchase 3,425,798 shares of common stock of the Registrant.

Record Holders

As of April 27, 2016, there were approximately 143 shareholders of record holding a total of 41,572,082 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Unregistered Sale of Equity Securities

In November 2015, the Company issued 1,100,000 shares of common stock to a third party for service rendered and 3,881,251 shares of common stock for cash received in amount of $1,164,375 .

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

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
REVENUES
Rental income	$859,631	$497,638	$361,993	73%
Licensing revenue	54,000	48,567	5,433	11%
Provision for uncollectible rents	(809,101)	(497,638)	(311,463)	63%
Total Revenues	$104,530	$48,567	$55,963	115%

* Not divisible by zero

For the year ended December 31, 2014 and 2015, the Company had leased five facilities as follows: Colorado (3), Washington (1) and Oregon (1). As of December 31, 2015 none of these properties are subject to a sublease.

Total revenue for the year ended December 31, 2015 was $104,530, as compared to $48,567 for the year ended December 31, 2014, an increase of $55,963, and represents recognition of income on the Plandai Biotechnology license of $54,000 and rental income of $50,530. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the year ended December 31, 2015 and 2014, $54,000 and $48,567 was recognized as licensing revenue.

For the year ended December 31, 2015 and 2014, rental income of $859,631 and $497,638 an derived from the Colorado sub-leases, $809,101 and $497,638 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
OPERATING EXPENSES
General and administrative expenses	$13,616,359	$3,624,507	$9,991,852	276%
Rent expense	1,228,028	487,533	740,495	152%
Write-off of interest income	153,523	70,596	82,927	117%
Write-off of line of credit receivable	-	707,250	(707,250)	100%
Total operating expenses	$14,997,910	$4,889,886	$10, 108 ,024	207%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

General and administrative. Our general and administrative expenses for the year ended December 31, 2015 were $13,616,359, compared to $3,624,507 for the year ended December 31, 2014. The increase of $9,991,852, which was mostly attributable to non-employee stock compensation of $13,167,722 related to reverse merger transaction and operation.

Rent expense. We incurred rent expense from five separate facilities leased during 2014 and 2015. The rent incurred from these properties during the year ended December 31, 2015 and 2014 was $1,228,028 and $487,533, because the leases started on the third quarter of 2014.

Write-off of interest income. We wrote off $153,523 and $70,596 interest income accrued on line of credit for the year ended December 31, 2014, and 2015, respectively.

Write-off of line of credit receivable. Bad debt expense represented a reserve of $0 and $707,250 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs for the year ended December 31, 2015 and 2014, respectively. We advanced funds for their operational costs to develop these specific properties, as the tenant awaits final licensing from the state in order to begin full operations.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$	%
OTHER INCOME (EXPENSES)
Interest expense	(811,726)	-	(811,726)	*
Interest income	153,523	73,198	80,325	110%
Impairment of Investment	(408,900)	-	(408,900)	*
Write-off of note receivable	(40,000)	-	40,000	*
Change in fair value of derivative liabilities	133,809	-	133,809	*
Total other income (expenses)	$(973,294)	$73,198	$(1,046,492)	-1430%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

Write-off of note receivable. During the year ended December 31, 2015 we determined that monies loaned to an unrelated third party became uncollectible. Accordingly we wrote off $40,000 past due principal balance of note receivable in 2015. There was no interest that had been accrued or was written off.

Impairment of Investment. With the Plandai shares currently trading at $.07 per share, the Company impaired $408,900 during the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2015	December 31, 2014	$		%
Net cash used in operating activities	$(2,813,338)	$(2,602,044)	$	(211,294)	8%
Net cash used in investing activities	(624,764)	(1,209,899)		585,135	-48%
Net cash provided by financing activities	3,441,002	3,704,960		(263,958)	7%
Net (Decrease) Increase in Cash	2,900	(106,983)		109,883	103%
Cash - beginning of period	33,101	140,084		(106,983)
Cash - end of year	$36,001	$33,101		$2,900	9%

Operating Activities. The net cash used for the year ended in December 31, 2015 was $ 2,813,338, which is primarily attributable to the net loss of $ 15,866,674 . For the year ended December 31, 2014, the net cash used of $2,602,044 was also due to a net loss of $4,768,121 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the year ended December 31, 2015 of $624,764, includes $584,764 on acquisition of property and equipment, $200,000 advanced and repaid under line of credit and $40,000 on entering note receivable. For the year ended December 31, 2014, cash used for investing activities amounted to $1,209,899, which includes $54,341 repayment from related party, $253,990 on acquisition of property and equipment, $15,300 on security deposit, $150,000 on Deposits on end of lease and $707,250 advanced under line of credit.

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

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Diego Pellicer Worldwide Inc.

Santa Monica, California

We have audited the accompanying balance sheet of Diego Pellicer Worldwide Inc. as of December 31, 2015 and 2014, and the related statements of comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diego Pellicer Worldwide Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended.in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As disclosed in Note 3, the Company has incurred losses since inception and its current liabilities exceed its current assets by $1,844,746 and has a stockholders’ deficiency of $936,325 as December 31, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

May 5, 2016

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Current Assets:
Cash and equivalents	$36,001	$33,101
Accounts receivable	1,110	-
Prepaid expenses and other receivable	669,530	8,946
Inventory	80,971	-
Total current assets	787,612	42,047

Property and Equipment, net	838,754	253,990

Other Assets:
Investments, at cost, net of impairment of $408,900 and $0 , respectively	116,667	525,567
Security deposits	173,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	135,899	848,567

Total assets	$2,066,033	$1,144,604

Liabilities and Stockholder’s Deficiency

Current liabilities:
Accounts payable and accrued expenses	$585,997	$298,939
Accrued expenses - related party	511,454	124,333
Accrued compensation	6,250	1,176,563
Deferred rent	120,234	-
Deferred revenue	53,000	53,000
Notes Payable	846,628	-
Convertible debt	300,000	-
Derivative Liabilities	208,795	-
Total current liabilities	2,632,358	1,652,835

Deferred Revenue	370,000	424,000

Total liabilities	3,002,358	2,076,835

Stockholder’s Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 5,036,769 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	5
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 37,805,416 shares were issued and outstanding as of December 31, 2015, and 13,520,000 shares issued and outstanding as of December 31, 2014	38	14
Treasury stock at cost, 0 and 58,200 shares as of December 31, 2015 and 2014, respectively	-	(87,300)
Additional paid-in capital	20,111,077	4,335,816
Accumulated deficit	(21,047,440)	(5,180,766)
Total stockholder’s deficiency	(936,325)	(932,231)

Total liabilities and stockholder’s equity	$2,066,033	$1,144,604

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Revenue
Rental income	$859,631	$497,638
Licensing revenue	54,000	48,567
Provision for uncollectible rents	(809,101)	(497,638)
Total Revenues	104,530	48,567

Operating expenses:
General and administrative expenses	13,616,359	3,624,507
Rent expense	1,228,028	487,533
Write-off credit line receivable	-	707,250
Write-off interest income	153,523	70,596
Total operating expenses	14,997,910	4,889,886

Loss from operations	(14,893,380)	(4,841,319)

Other income (expenses):
Interest expense	(811,726)	-
Interest income	153,523	73,198
Impairment of investment	(408,900)	-
Write-off note receivable	(40,000)	-
Change in fair value of derivative liabilities	133,809	-
Total other income (expenses)	(973,294)	73,198

Loss before provision for taxes	(15,866,674)	(4,768,121)
Provision for taxes	-	-
Net loss	$ (15,866,674)	$(4,768,121)

Loss per share - basic and fully diluted	$(0.6 2)	$(0.35)

Weighted average common shares outstanding - basic and fully diluted	25,485,231	13,520,000

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Subscription
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Receivable	Total
Balance - December 31, 2013	13,520,000	-	561,676	$14	$-	$1	$528,357	$(412,646)	$(1,352)		$114,374
Sale of Preferred stock and warrants	-	-	4,475,093	-	-	4	3,807,460	-	-		3,807,464
Treasury shares acquired	-	(58,200)	-	-	(87,300)	-	-	-	-		(87,300)
Subscription received	-	-	-	-	-	-	-		1,352		1,352
Net Loss	-	-	-	-	-	-	-	(4,768,120)	-		(4,768,120)
Balance - December 31, 2014	13,520,000	(58,200)	5,036,769	14	(87,300)	5	4,335,817	(5,180,766)	-		(932,230)
Sale of Preferred stock	-	-	753,332	-	-	75	1,129,916	-	-		1,129,991
Sale of Common stock	3,881,251	-	-	4			1,164,371				1,164,375
Effect of reverse merger	7,743,333	-	50,996	8	-	-	-	-	-		8
Cancellation of Treasury Shares	(58,200)	58,200	-	-	87,300	-	(87,300)	-	-		-
Conversion of Preferred shares to common	5,841,097	-	(5,841,097)	6	-	(80)	74	-	-		-
Issuance of common shares for consulting services	4,699,355	-	-	3	-	-	9,523,905	-	-		9,523,908
Common stock issued for note payable	126,000	-	-	-	-	-	84,000	-	-		84,000
Non-employee stock compensation	2,052,580	-	-	3	-	-	3,069,561	-	-		3,069,564
Warrants issued for services	-	-	-	-	-	-	574,250	-	-		574,250
Warrants issued for note	-	-	-	-	-	-	316,483	-	-		316,483
Net Loss	-	-	-	-	-	-	-	(15,866,674)	-		(15,866,674)
Balance - December 31, 2015	37,805,416	-	-	$38	$-	$-	$20,111,077	$ (21,047,440)	$-	$	(936,325)

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Operating Activities
Net Loss	$ (15,866,674)	$(4,768,121)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(54,000)	(48,567)
Non-cash interest	743,087	-
Interest income	(153,523)	(70,596)
Accrued expenses - related party	387,121	48,603
Change in fair value of derivative liability	(133,809)	-
Impairment of investment	408,900	-
Non-cash stock compensation	13,167,722	1,176,563
Write-off note receivable	40,000	-
Write-off interest income	153,523	70,596
Write-off credit line receivable	-	707,250
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(660,584)	(1,140)
Deferred rent	120,234	-
Inventory	(80,971)	-
Accounts receivable	(1,110)	-
Accrued compensation	(1,170,313)	-
Accounts payable	287,059	283,368
Net cash used in operating activities	(2,813,338)	(2,602,044)

Investing Activities
(Advances to) repayment from related party	-	54,341
Acquisition of property and equipment	(584,764)	(253,990)
Security deposits	-	(153,000)
Deposits - end of lease	-	(150,000)
Issuance of note receivable	(40,000)	-
Repayment received under line of credit	200,000	-
Advances under line of credit	(200,000)	(707,250)
Net cash used in investing activities	(624,764)	(1,209,899)

Financing Activities
Proceeds from sale of Preferred stock and warrants	1,129,999	3,807,908
Collection of subscriptions receivable	-	1,352
Proceeds from (repayment) of loan - related party	-	(17,000)
Acquisition of treasury stock	-	(87,300)
Proceed from note payable	846,628	-
Proceed from convertible note payable	300,000	-
Proceed from sale of common stock	1,164,375	-
Net cash provided by financing activities	3,441,002	3,704,960

Net Increase (Decrease) in Cash	2,900	(106,983)
Cash - beginning of period	33,101	140,084
Cash - end of the period	$36,001	$33,101

Non-Cash Investing & Financing Disclosure
Derivative liability recognized as debt discount	$225,920	$-

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

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc., Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Financial statement amounts for the year ended December 31, 2014 have been reclassified to conform to current period presentation.

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

Fair Value Measurements

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.

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

The Company records rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. It is anticipated that such licenses should be obtained prior to the 3rd quarter 2016. Management has decided to take the approach and reserve these amounts due to the contingency factor and experience with typical delays in governmental action.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $1,844,746 and has a stockholders deficiency of $936,325 at December 31, 2015 . These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Revolving Credit Line

In 2014 the Company entered into an agreement with a tenant who intended to operate their business out of three separate properties leased to him by the Company. He was required to obtain a state operating license to grow, process and sell cannabis products. Until the tenant received such license, the Company provided the tenant a $2,500,000 revolving line of credit established to provide funding to the tenant, consisting of two separate elements: (a) to fund operating costs until the development is completed, and (b) to underwrite the rent due on the sublease agreements (the “Line”). Interest was accruing at the annual rate of 20% on the average monthly amount due on advances under the Line.

During 2014 the Company had extended $707,250 in advances against the Line to underwrite rent due during that period under the lease agreements. As well, the Company incurred accrued and unpaid interest expenses of $70,596 for the period. The total amount, $777,846 was written off as the Company believed these amounts to be uncollectable.

During the year ended December 31, 2015, further advances of $200,000 were made and interest was recorded in the amount of $153,523. On September 7, 2015, the Company entered into an agreement terminating the line of credit in exchange for a one-time payment of $200,000. The remaining accrued interest as of that date, $153,523 was written off pursuant to the agreement.

On September 7, 2015, the Company entered into an agreement terminating the Line, and settling the amounts due under the Line for a one time cash payment of $200,000, which was received by the Company. The Company had previously impaired the advances during the year ended December 31, 2014 in the amount of $707,250 for advances under the Line for rent underwriting, and $70,596 for accrued interest. During the year ended December 31, 2015 the Company wrote off $153,523 for accrued and unpaid interest expenses.

Note 5 – Note receivable

During 2015 the Company advanced $40,000 to an unrelated third party. The note was non-interest bearing and due on November 10, 2015. The Company determined that the amount was uncollectable as of December 31, 2015.

Note 6 – Investment

In January 2014, the Company entered into an Agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This license agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain Trademark rights certified by the government (expected by 2nd quarter 2016). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, in which the shares have not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the company, which was determined to be $525,567. With the Plandai shares currently trading at $.07 per share, the Company recorded an impairment loss of $408,900 during the year ended December 31, 2015. The Company accounts for its investment under the cost method of accounting.

Note 7 – Property And Equipment

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

Note 8 – Other Assets

Security deposits

These deposits reflect the deposits on various property leases, most of which call for two months of rental.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 9 – Related Party

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

Note 10 – Note Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities. The Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11 ). As of December 31, 2015, the outstanding principle balance of the note is $450,000.

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

Note 11 – Convertible Note Payable

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

NOTE 12 – Stockholders’ Equity

The Company has authority to issue up to 100,000,000 shares, of which 5,000,000 shares reserved as Preferred shares and 95,000,000 are designated as Common shares. As of December 31, 2015, there were 29,498,165 common shares exchanged for the common shares held by the former shareholders of Diego Pellicer Worldwide 1 Inc. (“Diego”), 4,304,317 shares of common stock issued for services provided, 3,881,251 share issued for $1,164,375 and 126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 10 ). For the year ended December 31, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of December 31, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

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

There are currently 1,901,426 warrants outstanding relating to the former Diego shareholders in varying amounts:

(a)	In March 2014, an investor was granted 640,000 warrants attached to his initial common stock purchase at an exercise price of $1.24 share, and expire in 5 years from grant date.

(b)	During 2014, several preferred stockholders were granted a total of 150,798 warrants attached to their initial common stock purchase at an exercise price of $1.40 per share, and expire in 5 years from grant date.

(c)	In April and May 2015, various investors in the Equity Incentive group were granted 200,000 warrants for the purchase of common shares at an exercise price at $0.000001, and expire in 10 years from grant date valued at $574,250.

(d)	In February 2015, certain preferred stockholders were granted 475,000 warrants for the purchase of common shares at an exercise price of $1.50 per share, and expire in 5 years from grant date.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Note 14 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended December 31, 2015 and for the year ended December 31, 2014 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Change in valuation allowance	40%	40%
Income tax provision (benefit)	-%	-%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal
Current	$-	$-
Deferred	(5,395,000)	(141,000)
State
Current	-	-
Deferred	(952,000)	(25,000)
Change in valuation allowance	6,347,000	166,000
Income tax provision (benefit)	$-	$-

Deferred tax assets (liabilities) consist of the following

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Net operating loss carry forwards	$(8,419,000)	$(2,072,000)
Warrants issued for services	230,000	-
Impairment of investment	164,000	-
Interest expense on convertible notes	297,000	-
Change in fair value of derivative liability	(54,000)	-
Total gross deferred tax asset/liabilities	(7,782,000)	(2,072,000)
Valuation allowance	7,782,000	2,072,000
Net deferred taxes	$-	$-

As of December 31, 2015, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $19,455,000. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 15 – Subsequent Events

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

Name	Age	Position
Ron Throgmartin	51	Chief Executive Officer, Director
Christopher Strachan	51	Chief Financial Officer
Alan Valdes	56	Chairman of the Board
Douglas Anderson	52	Vice President of Strategy and Vision
Steve Norris	64	Director

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

Douglas Anderson is the Founder, Vice-Chairman of the Board and Senior Vice President of Strategy and Vision of the company. Mr. Anderson serves as CEO of Wall Street Capital Partners, a Wall Street consulting firm that assists early stage, high growth companies. Mr. Anderson is on the Advisory Boards of the U.N., U.S. Veterans Cemetery and Strang Cancer Prevention Center (Strang invented the PAP Test, which has saved more women from cancer than all other preventatives combined). From 1997 to 2008, Mr. Anderson served as President of Anderson Corporate Finance and Investments a business advisory, development and management firm. From 1995 to 1997 Mr. Anderson worked as an investment banker for a northwest merchant bank. From 1988 to 1995 Mr. Anderson was formally trained as an underwriter in New York and worked for Fortune 500 companies in financial services. Mr. Anderson served in the U.S.M.C. with the elite reconnaissance battalion overseas and also at American Embassies for the U.S. State Department. Mr. Anderson is a graduate of the University of Washington and attended Texas A&M and Harvard. We believe that Mr. Anderson should serve as a member of the board of directors due to his experience working with early stage corporations, like the Company.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: May 6, 2016	By:	/s/ Ron Throgmartin
Ron Throgmartin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Throgmartin	Chief Executive Officer	May 6, 2016
Ron Throgmartin

/s/ Christopher Strachan	Chief Financial Officer	May 6, 2016
Christopher Strachan

