Form 10-Q
period 2016-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2016-05-20
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016 there were 37,805,416 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
Assets

Current Assets:
Cash and equivalents	$39,269	$36,001
Accounts receivable	63,047	1,110
Prepaid expenses	308,905	651,713
Inventory	80,971	80,971
Other receivable	42,719	17,817
Total current assets	534,911	787,612

Property and Equipment, net	1,155,844	838,754

Other Assets:
Investments, at cost, net of impairment of $408,900	116,667	116,667
Security deposits	170,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	436,667	439,667

Total assets	$2,127,422	$2,066,033

Liabilities and Stockholder’s Deficiency

Current liabilities:
Accounts payable and accrued expense	$748,879	$585,997
Accrued expenses - related party	671,254	511,454
Accrued compensation	200,000	6,250
Deferred rent	158,136	120,234
Deferred revenue	53,000	53,000
Note Payable	1,316,628	846,628
Convertible debt	300,000	300,000
Derivative Liabilities	212,819	208,795
Total current liabilities	3,660,716	2,632,358

Deferred Revenue	356,500	370,000

Total liabilities	4,017,216	3,002,358

Stockholder’s Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 37,805,416 shares were issued and outstanding as of March 31, 2016 and December 31, 2015	38	38
Treasury stock at cost, 0 shares as of March 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	20,111,077	20,111,077
Accumulated deficit	(22,000,909)	(21,047,440)
Total stockholder’s deficiency	(1,889,794)	(936,325)

Total liabilities and stockholder’s equity	$2,127,422	$2,066,033

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES
Rental income	$374,385	$316,866
Licensing revenue	13,500	13,500
Provision for uncollectible rents	(301,118)	(316,866)
Total Revenues	86,767	13,500

Operating expenses:
General and administrative expenses	694,183	2,566,772
Rent expense	294,742	313,702
Write-off credit line receivable	-	167,500
Total operating expenses	988,925	3,047,974

Loss from operations	(902,158)	(3,034,474)

Other income (expense):
Interest expense	(47,286)	-
Change in fair value of derivative liabilities	(4,024)	-
Total other income(expense)	(51,310)	-

Loss before provision for taxes	(953,468)	(3,034,474)
Provision for taxes	-	-
NET LOSS	$(953,468)	$(3,034,474)

Loss per share - basic and fully diluted	$(0.03)	$(0.18)

Weighted average common shares outstanding - basic and fully diluted	37,805,416	16,514,134

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	For Three Months Ended	For Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities
Net Loss	$(953,468)	$(3,034,474)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(13,500)	(13,500)
Accrued expenses - related party	-	134,617
Change in derivative	4,024	-
Non-cash stock compensation	193,750	1,903,161
Write-off credit line receivable	-	167,500
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	342,808	8,946
Deferred rent	37,902	-
Other receivable	(24,902)	-
Accounts Receivable	(61,937)	-
Accounts Payable	162,881	21,105
Net cash used in operating activities	(312,442)	(812,644)

Investing Activities
(Advances to) repayment from related party	159,800	(3,370)
Acquisition of property and equipment	(317,090)	(22,264)
Security deposits	3,000	-
Advances under line of credit	-	(167,500)
Net cash used in investing activities	(154,290)	(193,134)

Financing Activities
Proceeds from sale of Preferred stock and warrants	-	1,129,999
Proceed from note payable	470,000	-
Net cash provided by financing activities	470,000	1,129,999

Net Increase (Decrease) in Cash	3,268	124,221
Cash - beginning of period	36,001	33,101
Cash - end of the period	$39,269	$157,322

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and March 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of March 31, 2016, the outstanding balance allowance for doubtful accounts is zero.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $3,125,805 and has a stockholders deficiency of $1,889,794 at March 31, 2016. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Investment

In January 2014, the Company entered into an Agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This license agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain Trademark rights certified by the government (expected by 2 nd quarter 2016). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, in which the shares have not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the company, which was determined to be $525,567. With the Plandai shares currently trading at $.07 per share, the Company recorded an impairment loss of $408,900 during the year ended December 31, 2015. The Company accounts for its investment under the cost method of accounting.

Note 5 - Property And Equipment

The Company has incurred expenses in the build out of one of its leased properties and acquired a large POD equipment for use in growing operations by lessee. Since the facility and equipment have not yet been put into service, no amortization on the leasehold improvement nor depreciation on the equipment has been provided.

As of March 31, 2016 and December 31, 2015, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	March 31, 2016	December 31, 2015
Machinery and equipment	5 years	$174,145	$174,145
Leasehold Improvements	10 years	981,699	664,609
		1,155,844	838,754

Less: Accumulated depreciation and amortization		-	-

Property and Equipment, net		$1,155,844	$838,754

NOTE 6 - OTHER ASSETS

Security deposits

These deposits reflect the deposits the various property leases, most of which call for two months of rental. In January 2016, the Company expensed $3,000 rent when exiting lease of property in Oregon.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 7 - Related Party

As of March 31, 2016 and December 31, 2015, the Company has unpaid consulting fees to related parties in the amount of $671,254 and $511,454, respectively. For the three months ended March 31, 2016 and 2015, the consulting fees expensed were $223,800 and $217,500, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

Note 8 - Note Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities. The Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11 ). As of March 31, 2016, the outstanding principle balance of the note is $450,000.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of October 6, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities, the Company will not effect a Financing unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. As of March 31, 2016, the outstanding principal balance of the note is $135,628. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and 45,065 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of March 31, 2016, the outstanding principle balance of the note is $135,628.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. As of March 31, 2016, the outstanding principal balance of the note is $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of March 31, 2016, the outstanding principal balance of the note is $126,000.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. As of March 31, 2016, the outstanding principle balance of the note is $135,000.

On February 8, 2016, the Company entered into notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of March 31, 2016, the outstanding principle balance of the note is $470,000.

Note 9 - Convertible Note Payable

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with third parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes in amount of $342,604 on default. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and 74,080 to the convertible debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. On November 26, 2015, pursuant to the original terms of the note, the holder received the rights to convert the principal balance into common shares of the Company. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $342,604 as of the measurement date. The loss on change in the value of the derivative liability upon subsequent re-measurement as of March 31, 2016 was $4,024. As of March 31, 2016, the outstanding principle balance of the note is $300,000.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2016	$208,795
Issuance of embedded conversion features on convertible note	-
Change in fair value during period	4,024
Balance at March 31, 2016	$212,819

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

The following assumptions were used in calculations of the Black Scholes model for the three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
Risk-free interest rates	0.59%	-%
Expected life	1 year	-
Expected dividends	0%	-%
Expected volatility	356%	-
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.75	$-

NOTE 10 - Stockholders’ Equity

No common stock was issued during three months ended March 31, 2016.

There are currently 1,901,426 warrants outstanding relating to the former Diego shareholders in varying amounts.

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	1,901,426	$1.21	4.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2016	1,901,426	$1.21	4.15
Exercisable, March 31, 2016	1,901,426	$1.21	4.15

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of March 31, 2016, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remains 705,000 shares available for future grants.

Note 11 - Commitments And Contingencies

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has five (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2014 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of March 31, 2016, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2016	$871,474
2017	1,020,000
2018	888,128
2019	346,566
Total	$3,126,168

In Washington, there is only one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of March 31, 2016, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2016	$63,138
2017	87,723
2018	67,365
Total	$218,226

Rent expense for the Company’s operating leases for the three months ended March 31, 2016 and 2015 was $294,742 and $313,702, respectively.

Note 12 - Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K/A filed on May 6, 2016 for the year ended December 31, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2016	March 31, 2015	$	%
REVENUES
Rental income	$374,385	$316,866	$57,519	$18%
Licensing revenue	13,500	13,500	-	0%
Provision for uncollectible rents	(301,118)	(316,866)	15,748	-5%
Total Revenues	$86,767	$13,500	$73,267	543%

* Not divisible by zero

For the three months ended March 31, 2016 and 2015, the Company had leased five facilities as follows: Colorado (3), Washington (1) and Oregon (1).

Total revenue for the three months ended March 31, 2016 was $86,767, as compared to $13,500 for the three months ended March 31, 2015, an increase of $73,267, and represents recognition of income on the Plandai Biotechnology license of $13,500 for both period and rental income of $73,267 and $0, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the three months ended March 31, 2016 and 2015, $13,500 was recognized as licensing revenue.

For the three months ended March 31, 2016 and 2015, rental income of $374,385 and $316,866 an derived from the Colorado sub-leases, $301,118 and $316,866 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2016	March 31, 2015	$	%
COSTS AND EXPENSES
General and administrative expenses	$694,183	$2,566,772	$(1,872,589)	-73%
Rents expense	294,742	313,702	(18,960)	-6%
Write-off credit line receivable	-	167,500	(167,500)	-100%
Total costs and expenses	$988,925	$3,047,974	$(2,059,049)	-68%

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2016 were $694,183, compared to $2,566,772 for the three months ended March 31, 2015. The decrease of $1,872,589, which was mostly attributable to non-employee stock compensation related to reverse merger transaction and operation during three months ended March 31, 2015.

Rent expense. We incurred rent expense from five separate facilities leased during 2014 and 2015. The rent incurred from these properties during the three months ended March 31, 2016 and 2015 was $294,742 and $313,702.

Write-off of line of credit receivable. Bad debt expense represented a reserve of $167,500 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs for the three months ended March 31, 2015.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2016	March 31, 2015	$	%
OTHER INCOME (EXPENSE)
Interest expense	$(47,286)	$-	$(47,286)	*
Change in fair value of derivative liabilities	(4,024)	-	(4,024)	*
Total costs and expenses	$(51,310)	$-	$(51,310)	*

* Not divisible by zero / being largely a development company in early 2014, the comparisons may not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2016	March 31, 2015	$	%
Net Cash provide (used) in operating activities	$(312,442)	$(812,644)	$500,202	-62%
Net Cash used in investing activities	(154,290)	(193,134)	38,844	-20%
Net Cash used in financing activities	470,000	1,129,999	(659,999)	-58%
Net Increase in Cash	3,268	124,221	(120,953)	-97%
Cash - beginning of period	36,001	33,101	2,900
Cash - end of period	$39,269	$157,322	$(118,053)	-75%

Operating Activities. The net cash used for the three months ended in March 31, 2016 was $ 312,442, which is primarily attributable to the net loss of $953,468. For the three months ended March 31, 2015, the net cash used of $812,644 was also due to a net loss of $3,034,474 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the three months ended March 31, 2016 of $154,290, includes $317,090 on acquisition of property and equipment, $3,000 reduction of security deposit and $159,800 of advanced to related party. For the three months ended March 31, 2015, cash used for investing activities amounted to $193,134, which includes $3,370 repayment from related party, $22,264 on acquisition of property and equipment.

Financing Activities. Funds provided from financing activities for the three months ended March 31, 2016 and March 31, 2015 of $470,000 and $1,129,999 respectively. During the three months ended March 31, 2016, proceeds form note payable is $470,000. During the three months ended March 31, 2016, we received $1,129,999 from sales of preferred stock and warrants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: May 20, 2016	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

