Form 10-Q
period 2016-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2016-08-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 333-189731

DIEGO PELLICER WORLDWIDE, INC.

(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9030 Seward Park Ave, S, #501, Seattle, WA 98118

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

As of August 15, 2016 there were 42,618,471 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
Assets

Current Assets:
Cash and equivalents	$16,047	$36,001
Accounts receivable	152,648	1,110
Prepaid expenses	627,237	651,713
Inventory	89,067	80,971
Other receivable	50,969	17,817
Total current assets	935,968	787,612

Property and Equipment, net	1,235,844	838,754

Other Assets:
Investments, at cost, net of impairment of $408,900	116,667	116,667
Security deposits	170,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	436,667	439,667

Total assets	$2,608,479	$2,066,033

Liabilities and Stockholder’s Deficiency

Current liabilities:
Accounts payable and accrued expense	$1,073,910	$585,997
Accrued expenses - related party	871,854	511,454
Accrued compensation – officer and shareholders	638,261	6,250
Liabilities for equity shares to be issued	349,990	-
Deferred rent	77,060	120,234
Deferred revenue	53,000	53,000
Note Payable	1,316,628	846,628
Convertible debt	316,533	300,000
Derivative Liabilities	115,067	208,795
Total current liabilities	4,812,303	2,632,358

Deferred Revenue	343,000	370,000

Total liabilities	5,155,303	3,002,358

Stockholder’s Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 42,618,471 and 37,805,416 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	42	38
Treasury stock at cost, 0 and 58,200 shares as of December 31, 2015 and 2014, respectively	-	-
Additional paid-in capital	22,166,617	20,111,077
Accumulated deficit	(24,713,483)	(21,047,440)
Total stockholder’s deficiency	(2,546,824)	(936,325)

Total liabilities and stockholder’s deficiency	$2,608,479	$2,066,033

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Rental income	$374,383	$316,866	$748,768	$633,732
Licensing revenue	13,500	13,500	27,000	27,000
Provision for uncollectible rents	(224,782)	(316,866)	(525,900)	(633,732)
Total Revenues	163,101	13,500	249,868	27,000

Operating expenses:
General and administrative expenses	2,648,745	5,250,945	3,342,928	7,817,717
Rent expense	278,921	294,152	573,663	607,853
Write-off credit line receivable	-	32,500	-	200,000
Total operating expenses	2,927,666	5,577,597	3,916,591	8,625,570

Loss from operations	(2,764,565)	(5,564,097)	(3,666,723)	(8,598,570)

Other income (expense):
Interest expense	(58,370)	(7,685)	(105,656)	(7,685)
Change in fair value of derivative liabilities	110,360	-	106,336	-
Total other income (expense)	51,990	(7,685)	680	(7,685)

Loss before provision for taxes	(2,712,575)	(5,571,782)	(3,666,043)	(8,606,255)
Provision for taxes	-	-	-	-
NET LOSS	$(2,712,575)	$(5,571,782)	$(3,666,043)	$(8,606,255)

Loss per share - basic and fully diluted	$(0.07)	$(0.19)	$(0.09)	$(0.38)

Weighted average common shares outstanding - basic and fully diluted	41,312,180	29,371,298	39,568,485	22,942,716

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities
Net Loss	$(3,666,042)	$(8,606,255)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(27,000)	(27,000)
Amortization of debt discount	4,141	-
Accrued expenses - related party	360,400	154,619
Change in derivative	(106,336)	-
Fair value of warrant issued for services	68,843	-
Non-cash stock compensation	2,723,701	6,588,661
Write-off credit line receivable	-	200,000
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	24,476	(26,054)
Deferred rent	(43,174)	-
Inventory	(8,096)	-
Other receivable	(33,152)	-
Accounts Receivable	(151,538)	-
Accounts Payable	512,912	70,268
Net cash used in operating activities	(340,865)	(1,645,761)

Investing Activities
(Advances to) repayment from related party	-	(62,264)
Acquisition of property and equipment	(397,090)	-
Security deposits	3,000	-
Advances under line of credit	-	(200,000)
Net cash used in investing activities	(394,090)	(262,264)

Financing Activities
Proceeds from sale of Preferred stock and warrants	-	1,129,999
Proceeds from note payable	470,000	450,000
Proceeds from convertible note payable	-	300,000
Proceeds from sale of common stocks	245,001	-
Net cash provided by financing activities	715,001	1,879,999

Net Increase (Decrease) in Cash	(19,954)	(28,026)
Cash - beginning of period	36,001	33,101
Cash - end of the period	$16,047	$5,075

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

Prior to the merger, 62,700,000 shares of Type 1 Media, Inc. were issued and outstanding. The principal owners of the Company have agreed to transfer their 55,000,000 issued and outstanding shares to a third party in consideration for $169,000 and cancellation of their 55,000,000 shares. The remaining issued and outstanding shares are still available for trading in the marketplace. At the time of the merger, Type 1 Media, Inc. had no assets or liabilities. Accordingly, the business conducted by Type 1 prior to the Merger is not being operated by the combined entity post-Merger.

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

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer Worldwide 1, Inc., Intercompany balances and transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and June 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, or the National Credit Union Share Insurance Fund up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of June 30, 2016, the outstanding balance allowance for doubtful accounts is zero.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $3,876,335 and has a stockholders’ deficiency of $2,546,824 at June 30, 2016. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company intends to continue to raise additional capital to be used for ongoing preopening expenses. Once the tenants commence operations and generate profits, rental revenues should exceed rental expense for the four properties.

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

As of June 30, 2016 and December 31, 2015, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	June 30, 2016	December 31, 2015
Machinery and equipment	5 years	$174,145	$174,145
Leasehold Improvements	10 years	1,061,699	664,609
		1,235,844	838,754

Less: Accumulated depreciation and amortization		-	-

Property and Equipment, net		$1,235,844	$838,754

NOTE 6 – Other Assets

Security deposits

These deposits reflect the deposits the various property leases, most of which call for two months of rental. In January 2016, the Company expensed $3,000 rent when exiting lease of property in Oregon.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 7 - Related Party

As of June 30, 2016 and December 31, 2015, the Company has unpaid consulting fees to related parties in the amount of $871,854 and $511,454, respectively. For the six months ended June 30, 2016 and 2015, the consulting fees expensed were $450,400 and $435,000, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

On April 14, 2016, the Company issued 1,900,000 shares of common stocks to Phoenix Consulting Enterprises valuated at $1,577,000, a company owned by Mr. Throgmartin.

Note 8 - Note Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities. The Company will not raise this capital unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11). As of June 30, 2016, the outstanding principle balance of the note is $450,000.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of October 6, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities, the Company will not raise this capital unless either (a) the proceeds of such Financing are being directed at the closing of such Financing to irrevocably repay this Note in full, or (b) Investor consents to an alternative use of proceeds from such Financing. As of June 30, 2016, the outstanding principal balance of the note is $135,628. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and $45,065 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of June 30, 2016, the outstanding principle balance of the note is $135,628.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements require the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. As of June 30, 2016, the outstanding principal balance of the note is $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of June 30, 2016, the outstanding principal balance of the note is $126,000.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. As of June 30, 2016, the outstanding principle balance of the note is $135,000.

On February 8, 2016, the Company entered into notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of June 30, 2016, the outstanding principle balance of the note is $470,000.

Note 9 - Convertible Note Payable

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with third parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes in amount of $342,604 on default. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and $74,080 to the convertible debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. On November 26, 2015, pursuant to the original terms of the note, the holder received the rights to convert the principal balance into common shares of the Company. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $342,604 as of the measurement date. The loss on change in the value of the derivative liability upon subsequent re-measurement as of June 30, 2016 was $4,024. As of June 30, 2016, the outstanding principle balance of the note is $300,000.

On April 1, 2016, the Company converted outstanding invoice due to a convertible note in total amount of $25,000 with a third party. The convertible notes require the Company to repay the principal, together with 8% annual interest by the maturity date of October 1, 2016. The convertible notes can be converted into common stock of the Company valued at 80% of the lowest closing price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, as reported by OTC Markets. In any event, the conversion price for this Note can never be less than $0.30 per share. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $12,608 as of the measurement date. As of June 30, 2016, the outstanding principle balance of the note is $25,000.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2016	$208,795
Issuance of embedded conversion features on convertible note	12,608
Change in fair value during period	(106,336)
Balance at June 30, 2016	$115,067

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

The following assumptions were used in calculations of the Black Scholes model for the six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
Risk-free interest rates	0.41-0.54%	-%
Expected life	0.50-1 year	-
Expected dividends	0%	-%
Expected volatility	142-356%	-
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.63-0.77	$-

NOTE 10 - Stockholders’ Equity

On April 14, 2016, the Company issued Mr. Throgmartin 1,900,000 shares of common stocks valued at $1,577,000 for services.

On April 14, 2016, the Company issued 180,722 shares of common stocks to a third party valued at $150,000 for services.

On May 11, 2016, the Company issued Mr. Strachan for 49,000 shares of common stocks valued at $147,000, for services.

During six months ended June 30, 2016, the Company issued to various investors 2,683,333 shares of common stocks for cash received in amount of $245,001.

There are currently 1,991,172 warrants outstanding relating to the former Diego shareholders in varying amounts.

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	1,901,426	$1.21	4.40
Granted	44,873	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, June 30, 2016	1,991,172	$1.18	3.85
Exercisable, June 30, 2016	1,991,172	$1.18	3.85

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of June 30, 2016, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remain 705,000 shares available for future grants.

Note 11 - Commitments and Contingencies

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has four (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2014 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of June 30, 2016, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2016	$554,614
2017	1,020,000
2018	888,128
2019	346,566
Total	$2,809,308

In Washington, there is one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of June 30, 2016, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2016	$49,257
2017	87,723
2018	67,365
Total	$204,345

Rent expense for the Company’s operating leases for the six months ended June 30, 2016 and 2015 was $573,664 and $607,853, respectively.

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

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of legislation allowing for the legalization of cannabis operations in several states, currently including Colorado, Washington and with a number of other states giving consideration to this market as well. It is expected that the industry will operate under stringent regulations within the various state jurisdictions.

Our primary business plan is to lease various properties and develop them in a manner that would allow licensed operators to grow, process and retail cannabis and related products. These leases were designed to provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations as well.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Revenues
Rental income	$374,383	$316,866	$57,517	18%
Licensing revenue	13,500	13,500	-	0%
Provision for uncollectible rents	(224,782)	(316,866)	92,084	-29%
Total Revenues	$163,101	$13,500	$149,601	1108%

For the three months ended June 30, 2016 and 2015, the Company had leased four facilities as follows: Colorado (3) and Washington (1).

Total revenue for the three months ended June 30, 2016 was $163,101, as compared to $13,500 for the three months ended June 30, 2015, an increase of $149,601, and represents recognition of income on the Plandai Biotechnology license of $13,500 for both period and rental income of $149,601 and $0, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the three months ended June 30, 2016 and 2015, $13,500 was recognized as licensing revenue.

For the three months ended June 30, 2016 and 2015, rental income of $374,385 and $316,866 an derived from the Colorado sub-leases, $224,782 and $316,866 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Operating expense
General and administrative expenses	$2,648,745	$5,250,945	$(2,602,200)	-50%
Rents expense	278,921	294,152	(15,231)	-5%
Write-off credit line receivable	-	32,500	(32,500)	-100%
Total costs and expenses	$2,927,666	$5,577,597	$(2,649,931)	-48%

General and administrative. Our general and administrative expenses for the three months ended June 30, 2016 were $2,684,745, compared to $5,250,945 for the three months ended June 30, 2015. The decrease of $2,602,200, which was mostly attributable to non-employee stock compensation and operation during three months ended June 30, 2015.

Rent expense. We incurred rent expense from four separate facilities leased during 2014 and 2015. The rent incurred from these properties during the three months ended June 30, 2016 and 2015 was $278,921 and $294,152.

Write-off of line of credit receivable. Bad debt expense represented a reserve of $32,500 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs for the three months ended June 30, 2015.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Other income (expense):
Interest expense	$(58,370)	$(7,685)	$(50,685)	660%
Change in fair value of derivative liabilities	110,360	-	110,360	*
Total costs and expenses	$51,990	$(7,685.00)	$59,675	-777%

* Not divisible by zero

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Revenues
Rental income	$748,768	$633,732	$115,036	18%
Licensing revenue	27,000	27,000	-	0%
Provision for uncollectible rents	(525,900)	(633,732)	107,832	-17%
Total Revenues	$249,868	$27,000	$222,868	825%

For the six months ended June 30, 2016 and 2015, the Company had leased four facilities as follows: Colorado (3) and Washington (1)

Total revenue for the six months ended June 30, 2016 was $249,868, as compared to $13,500 for the six months ended June 30, 2015, an increase of $222,868, and represents recognition of income on the Plandai Biotechnology license of $13,500 for both period and rental income of $222,868 and $0, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the six months ended June 30, 2016 and 2015, $27,000 was recognized as licensing revenue.

For the six months ended June 30, 2016 and 2015, rental income of $748,768 and $633,732 derived from the Colorado sub-leases, $525,900 and $633,732 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Operating expense
General and administrative expenses	$3,342,928	$7,817,717	$(4,474,789)	-57%
Rents expense	573,663	607,853	(34,190)	-6%
Write-off credit line receivable	-	200,000	(200,000)	-100%
Total costs and expenses	$3,916,591	$8,625,570	$(4,708,979)	-55%

General and administrative. Our general and administrative expenses for the six months ended June 30, 2016 were $3,342,928, compared to $7,817,717 for the six months ended June 30, 2015. The decrease of $4,474,789, which was mostly attributable to non-employee stock compensation and operation during six months ended June 30, 2015.

Rent expense. We incurred rent expense from four separate facilities leased during 2014 and 2015. The rent incurred from these properties during the six months ended June 30, 2016 and 2015 was $573,663 and $607,853.

Write-off of line of credit receivable. Bad debt expense represented a reserve of $200,000 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs for the six months ended June 30, 2015.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Other income (expense):
Interest expense	$(105,656)	$(7,685)	$(97,971)	1275%
Change in fair value of derivative liabilities	106,336	-	106,336	*
Total costs and expenses	$680	$(7,685.00)	$8,365	-109%

* Not divisible by zero

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2016	June 30, 2015	$	%
Net Cash provide (used) in operating activities	$(340,865)	$(1,645,761)	$1,304,896	-79%
Net Cash used in investing activities	(394,090)	(262,264)	(131,826)	50%
Net Cash used in financing activities	715,001	1,879,999	(1,164,998)	-62%
Net Increase in Cash	(19,954)	(28,026)	8,072	-29%
Cash - beginning of period	36,001	33,101	2,900
Cash - end of period	$16,047	$5,075	$10,972	216%

Operating Activities. The net cash used for the six months ended in June 30, 2016 was $ 340,865, which is primarily attributable to the net loss of $3,666,042. For the six months ended June 30, 2015, the net cash used of $1,645,761 was also due to a net loss of $8,606,255 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the six months ended June 30, 2016 of $394,090, includes $397,090 on acquisition of property and equipment and $3,000 reduction of security deposit. For the six months ended June 30, 2015, cash used for investing activities amounted to $262,264, which includes $62,264 repayment from related party, $200,000 on advances under line of credit.

Financing Activities. Funds provided from financing activities for the six months ended June 30, 2016 and June 30, 2015 of $715,001 and $1,879,999 respectively. During the six months ended June 30, 2016, proceeds from note payable is $470,000 and proceeds from sales of common stocks is $245,001. During the six months ended June 30, 2016, we received $1,129,999 from sales of preferred stock and warrants, $450,000 from proceeds from note payable and $300,000 from entering convertible note payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2016, the Company issued Mr. Throgmartin 1,900,000 shares of common stocks valued at $1,577,000 for services. On April 14, 2016, the Company issued 180,722 shares of common stocks to a third party valued at $150,000 for services. On May 11, 2016, the Company issued Mr. Strachan for 49,000 shares of common stocks valued at $147,000, for services. During six months ended June 30, 2016, the Company issued to various investors 2,683,333 shares of common stocks for cash received in amount of $245,001.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 15, 2016	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

