Form 10-Q
period 2016-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2016-11-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 44,764,436 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
Assets

Current Assets:
Cash and equivalents	$29,844	$36,001
Accounts receivable	152,982	1,110
Prepaid expenses	543,522	651,713
Inventory	89,067	80,971
Other receivable	51,119	17,817
Total current assets	866,534	787,612

Property and Equipment, net	623,620	838,754

Other Assets:
Investments, at cost, net of impairment of $508,900 and $408,900, respectively	16,667	116,667
Security deposits	170,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	336,667	439,667

Total assets	$1,826,821	$2,066,033

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expense	$1,144,508	$585,997
Accrued expenses - related party	438,220	511,454
Accrued compensation	447,085	6,250
Liabilities for equity shares to be issued	350,000	-
Deferred rent	49,216	120,234
Deferred revenue	53,000	53,000
Notes payable	1,316,628	846,628
Notes payable - related parties	307,312	-
Convertible debt	335,548	300,000
Derivative liabilities	337,246	208,795
Total current liabilities	4,778,763	2,632,358

Deferred revenue	329,500	370,000

Total liabilities	5,108,263	3,002,358

Stockholders’ Deficiency
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 44,764,436 and 37,805,416 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	45	38
Additional paid-in capital	23,304,265	20,111,077
Accumulated deficit	(26,585,752)	(21,047,440)
Total stockholders’ deficiency	(3,281,442)	(936,325)

Total liabilities and stockholders’ deficiency	$1,826,821	$2,066,033

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Rental income	$393,404	$393,319	$1,142,172	$1,027,051
Licensing revenue	13,500	13,500	40,500	40,500
Provision for uncollectible rents	(303,070)	(175,369)	(828,970)	(809,101)
Total Revenues	103,834	231,450	353,702	258,450

Operating expenses:
General and administrative expenses	743,541	511,786	4,086,469	8,329,503
Rent expense	257,599	240,685	831,262	848,538
Write-off credit line receivable	-	-	-	200,000
Total operating expenses	1,001,140	752,471	4,917,731	9,378,041

Loss from operations	(897,306)	(521,021)	(4,564,029)	(9,119,591)

Other (expense):
Interest expense	(111,254)	(345,407)	(216,910)	(353,092)
Impairment of investments	(100,000)	-	(100,000)	-
Impairment of property and equipment	(627,224)	-	(627,224)	-
Change in fair value of derivative liabilities	(136,485)	-	(30,149)	-
Total other (expense)	(974,963)	(345,407)	(974,283)	(353,092)

Loss before provision for taxes	(1,872,269)	(866,428)	(5,538,312)	(9,472,683)
Provision for taxes	-	-	-	-
Net Loss	$(1,872,269)	$(866,428)	$(5,538,312)	$(9,472,683)

Loss per share - basic and fully diluted	$(0.04)	$(0.03)	$(0.14)	$(0.41)

Weighted average common shares outstanding - basic and fully diluted	43,505,355	29,371,298	40,891,947	22,942,716

See accompanying notes to financial statements.

DIEGO PELLICER WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities
Net Loss	$(5,538,312)	$(9,472,683)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Amortization of deferred revenue	(40,500)	(40,500)
Amortization of debt discount	58,850	259,864
Amortization of deferred financing cost	-	63,000
Impairment of investments	100,000	-
Impairment of property and equipment	627,224	-
Accrued expenses - related party	234,078	271,121
Change in derivative	30,149	-
Fair value of warrants and options issued for services	104,433	-
Non-cash stock compensation	2,558,271	7,001,160
Write-off credit line receivable	-	200,000
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	108,191	(91,054)
Liabilities for equity shares to be issued	350,000	-
Deferred rent	(71,018)	-
Inventory	(8,096)	-
Other receivable	(33,302)	-
Accrued compensation	440,835	-
Accounts receivable	(151,872)	(2,520)
Accounts payable	583,511	105,304
Net cash used in operating activities	(647,558)	(1,706,308)

Investing Activities
Acquisition of property and equipment	(412,090)	(172,264)
Security deposits	3,000	-
Advances under line of credit	-	(200,000)
Net cash used in investing activities	(409,090)	(372,264)

Financing Activities
Proceeds from sale of preferred stock and warrants	-	1,129,999
Proceeds from note payable	470,000	711,628
Proceeds from convertible note payable	50,000	300,000
Proceeds from sale of common stock	530,491	-
Net cash provided by financing activities	1,050,491	2,141,627

Net (Decrease) increase in Cash	(6,157)	63,055
Cash - beginning of period	36,001	33,101
Cash - end of the period	$29,844	$96,156

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

Prior to the merger, 62,700,000 shares of Type 1 Media, Inc. were issued and outstanding. The principal owners of the Company agreed to transfer their 55,000,000 issued and outstanding shares to a third party in consideration for $169,000 and cancellation of their 55,000,000 shares. The remaining issued and outstanding shares are still available for trading in the marketplace. At the time of the Merger, Type 1 Media, Inc. had no assets or liabilities. Accordingly, the business conducted by Type 1 prior to the Merger is not being operated by the combined entity post-Merger.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of and September 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Property, leasehold improvements and equipment are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. The Company evaluates the collectability of accounts receivable based on a combination of factors, and will recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of September 30, 2016 and December 31, 2015, the outstanding balance allowance for doubtful accounts is $148,466 and $10,080, respectively.

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

The Company records rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. It is anticipated that such licenses should be obtained prior to the end of 2016. Management has decided to take the approach and reserve these amounts due to the contingency factor and experience with typical delays in governmental action.

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

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. It classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, it classifies its preferred shares in stockholders’ equity. Preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, it calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, it calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $3,912,229 and has a stockholders’ deficiency of $3,281,442 at September 30, 2016. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Investment

In January 2014, the Company entered into an Agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This license agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain Trademark rights certified by the government (expected by the end of 2016). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, in which the shares have not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the company, which was determined to be $525,567. With the Plandai shares trading at $.07 per share, the Company recorded an impairment loss of $408,900 during the year ended December 31, 2015. During nine months ended September 30, 2016, The company recorded an impairment loss of $100,000 based on the trading price of $0.01 per share as of September 30, 2016. The Company accounts for its investment under the cost method of accounting.

Note 5 - Property and Equipment

The Company has incurred expenses in the build out of one of its leased properties and acquired a large POD equipment for use in growing operations by lessee. Since the facility and equipment have not yet been put into service, no amortization on the leasehold improvement nor depreciation on the equipment has been provided.

As of September 30, 2016 and December 31, 2015, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	September 30, 2016	December 31, 2015
Machinery and equipment	5 years	$39,145	$174,145
Leasehold Improvements	10 years	584,475	664,609
		623,620	838,754

Less: Accumulated depreciation and amortization		-	-

Property and Equipment, net		$623,620	$838,754

During nine months ended September 30, 2016, we recorded an impairment loss for $627,224 to leasehold improvements to adjust the carrying value to the estimated fair value. The fair value was estimated at 30% discounted cash flow from sublease revenues net of lease cost.

Note 6 – Other Assets

Security deposits

These deposits reflect the deposits the various property leases, most of which require two months of the rent expense in the form of a security deposit. In January 2016, the Company expensed $3,000 rent when exiting lease of property in Oregon .

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 7 - Related Party

As of September 30, 2016 and December 31, 2015, the Company has accrued and unpaid consulting fees to related parties in the amount of $438,220 and $511,454, respectively. For the nine months ended September 30, 2016 and 2015, the consulting fees expense was $722,500 and $652,500, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

On April 14, 2016, the Company issued 1,900,000 shares of common stock to Phoenix Consulting Enterprises valued at $1,577,000, a company owned by Mr. Throgmartin for services.

On August 12, 2016, we entered into an agreement for the balance of accrued compensation payable to Alan Valdes in the amount of $332,709 as of June 1, 2016 to be converted (a) 50% of the accrued amount ($166,355) will be converted into restricted common stock at the price of $0.30 per share (554,517 shares), and; (b) 50% of the accrued amount ($166,355) will be converted into Company promissory notes, accruing interest at the rate of eight (8%) percent, per annum, and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

On August 12, 2016, we entered into an agreement for the balance of accrued compensation payable to Mr. Throgmartin in amount of $237,714 as of June 1, 2016 to be converted (a) 50% of the accrued amount ($118,857) will be converted into restricted common stock at the price of $0.30 per share (396,190 shares), and; (b) 50% of the accrued amount ($118,857) will be converted into Company promissory notes, accruing interest at the rate of eight (8%) percent, per annum, and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

Note 8 - Note Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest by the maturity date of November 17, 2015, or the date the Company raises capital whether through the issuance of debt, equity or any other securities. The Company will not raise this capital unless either (a) the proceeds of such Financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11). As of September 30, 2016, the outstanding principle balance of the note is $450,000.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest by the maturity date of October 6, 2015 or the date the Company raises capital whether through the issuance of debt, equity or any other securities, the Company will not raise this capital unless either (a) the proceeds of such financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and $45,065 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of September 30, 2016, the outstanding principle balance of the note is $135,628.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of September 30, 2016, the outstanding principal balance of the note is $126,000.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. As of September 30, 2016, the outstanding principle balance of the note is $135,000.

On February 8, 2016, the Company entered into notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of September 30, 2016, the outstanding principle balance of the note is $470,000.

Note 9 - Convertible Note Payable

On May 29, 2015, the Company entered into convertible notes in total amount of $300,000 with third parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 10% annual interest by the maturity date of November 26, 2015. In the event that the Note is not paid on the maturity date and the common stock price has a set price below $1.50, then the note holder shall have the right to convert the amount outstanding into shares of common stock at a price of ninety percent of the lowest trade VWAP (Volume Weighted Average Price) of twenty days prior to conversion. The Company evaluated the conversion feature embedded in the notes in amount of $342,604 on default. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $225,920 to the warrants and $74,080 to the convertible debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. On November 26, 2015, pursuant to the original terms of the note, the holder received the rights to convert the principal balance into common shares of the Company. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $342,604 as of the measurement date. As of September 30, 2016, the outstanding principle balance of the note is $300,000.

On April 1, 2016, the Company converted outstanding invoice due to a convertible note in total amount of $25,000 with a third party. The convertible notes require the Company to repay the principal, together with 8% annual interest by the maturity date of October 1, 2016. This note is currently at default. The convertible notes can be converted into common stock of the Company valued at 80% of the lowest closing price for the Company’s common stock during the five (5) trading days immediately preceding a conversion date, as reported by OTC Markets. In any event, the conversion price for this Note can never be less than $0.30 per share. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $12,608 as of the measurement date. As of September 30, 2016, the outstanding principle balance of the note is $25,000.

On July 11, 2016, the Company entered into convertible notes in total amount of $50,000 with third parties for use as operating capital. The convertible notes require the Company to repay the principal, together with 12% annual interest by the maturity date of April 11, 2017. The convertible notes can be converted into common stock of the Company at the lower of (i) a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) a 45% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $85,274 as of the measurement date. As of September 30, 2016, the outstanding principle balance of the note is $50,000.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2016	$208,795
Issuance of embedded conversion features on convertible note	98,302
Change in fair value during period	30,149
Balance at September 30, 2016	$337,246

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

The following assumptions were used in calculations of the Black Scholes model for the nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
Risk-free interest rates	0.29-0.59%	-%
Expected life	0.25-1 year	-
Expected dividends	0%	-%
Expected volatility	142-356%	-
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.20 -0.77	$-

Note 10 - Stockholders’ Equity

On April 14, 2016, the Company issued Mr. Throgmartin 1,900,000 shares of common stocks valued at $1,577,000 for services.

On September 13, 2016, the Company issued Mr. Steve Norris 150,000 shares of common stocks valued at $61,500 for services.

During nice months ended September 30, 2016, the Company issued Mr. Strachan for 88,667 shares of common stocks valued at $26,600 for services.

During nine months ended September 30,2016, the Company issued 1,187,388 shares of common stocks to various third parties valued at $893,171 for services.

During nine months ended September 30, 2016, the Company issued to various investors 3,632,965 shares of common stocks for cash received in amount of $530,491.

There are currently 1,991,172 warrants outstanding relating to the former Diego shareholders in varying amounts.

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	1,901,426	$1.21	4.40
Granted	89,746	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2016	1,991,172	$1.18	3.85
Exercisable, September 30, 2016	1,991,172	$1.18	3.85

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of September 30, 2016, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remain 705,000 shares available for future grants.

Note 11 - Commitments and Contingencies

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has four (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2014 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of September 30, 2016, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2016	$249,799
2017	985,200
2018	867,828
2019	346,566
Total	$2,449,393

In Washington, there is one (1) property leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms). As of September 30, 2016, the aggregate remaining minimal annual lease payments due under these operating leases were as follows:

2016	$21,496
2017	87,723
2018	67,365
Total	$176,584

Rent expense for the Company’s operating leases for the nine months ended September 30, 2016 and 2015 was $573,664 and $607,853, respectively.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events.

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

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to provide commercial support services, retail and grow facilities, and accessories to the market created by the legislation allowing for the legalization of cannabis operations for recreational use in several states. These markets currently include Colorado, Washington and with a number of other states giving consideration to this market as well. It is expected that the industry will operate under stringent regulations within the various state jurisdictions.

The company’s primary business plan is to lease various properties to licensed operators to grow, process and retail cannabis and related products. By developing a premium brand name, building upscale facilities, and providing quality accessories to a market where financing is difficult to obtain, these subleases leases are designed to provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations as well.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Revenues
Rental income	$393,404	$393,319	$85	0%
Licensing revenue	13,500	13,500	-	0%
Provision for uncollectible rents	(303,070)	(175,369)	(127,701)	73%
Total Revenues	$103,834	$231,450	$(127,616)	-55%

For the three months ended September 30, 2016 and 2015, the Company had leased four facilities as follows: Colorado (3) and Washington (1).

Total revenue for the three months ended September 30, 2016 was $103,834, as compared to $231,450 for the three months ended September 30, 2015, a decrease of $127,616, and represents recognition of income on the Plandai Biotechnology license of $13,500 for both period and rental income of $393,404 and $393,319, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the three months ended September 30, 2016 and 2015, $13,500 was recognized as licensing revenue.

For the three months ended September 30, 2016 and 2015, rental income of $393,404 and $393,319 a derived from the Colorado sub-leases, $303,070 and $175,369 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Operating expenses
General and administrative	$743,541	$511,786	$231,755	45%
Rent	257,599	240,685	16,914	7%
Total costs and expenses	$1,001,140	$752,471	$248,669	33%

General and administrative. Our general and administrative expenses for the three months ended September 30, 2016 were $743,541, compared to $511,786 for the three months ended September 30, 2015. The increase of $231,755, which was mostly attributable stock compensation and operation during three months ended September 30, 2016.

Rent expense. We incurred rent expense from four separate facilities leased during 2015 and 2016. The rent incurred from these properties during the three months ended September 30, 2016 and 2015 was $257,599 and $240,685.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Other income (expense):
Interest expense	$(111,254)	$(345,407)	$234,153	(68%)
Impairment of investments	(100,000)	-	(100,000)	*
Impairment of property and equipment	(627,224)	-	(627,224)	*
Change in fair value of derivative liabilities	(136,485)	-	(136,485)	*
Total costs and expenses	$(974,963)	$(345,407)	$(629,556)	182%

* Not divisible by zero

Impairment of investment. With the Plandai shares currently trading at $.01 per share, the Company impaired $100,000 during three months ended September 30, 2016.

Impairment of property and equipment. During three months ended September 30, 2016, we impaired $627,224 in leasehold improvements to Market at 30% discounted cash flow from sublease net of lease cost.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Revenues
Rental income	$1,142,172	$1,027,051	$115,121	11%
Licensing revenue	40,500	40,500	-	-
Provision for uncollectible rents	(828,970)	(809,101)	(19,869)	2%
Total Revenues	$353,702	$258,450	$95,252	37%

For the nine months ended September 30, 2016 and 2015, the Company had leased four facilities as follows: Colorado (3) and Washington (1)

Total revenue for the nine months ended September 30, 2016 was $353,702, as compared to $258,450 for the nine months ended September 30, 2015, an increase of $95,252, and represents recognition of income on the Plandai Biotechnology license of $40,500 for both period and rental income of $1,142,172 and $1,027,051, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the nine months ended September 30, 2016 and 2015, $40,500 was recognized as licensing revenue.

For the nine months ended September 30, 2016 and 2015, rental income of $1,142,172 and $1,027,051 derived from the Colorado sub-leases, $828,970 and $809,101 of which has been reserved as uncollectible from the tenant, pending the latter receiving final approval of licenses from the government to allow them to continue to progress on its growing, processing and retailing facilities.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Operating expense
General and administrative expenses	$4,086,469	$8,329,503	$(4,243,034)	(51%)
Rents expense	831,262	848,538	(17,276)	(2%)
Write-off credit line receivable	-	200,000	(200,000)	-100%
Total costs and expenses	$4,917,731	$9,378,041	$(4,460,310)	(48%)

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2016 were $4,086,469, compared to $8,329,503 for the nine months ended September 30, 2015. The decrease of $4,243,034, which was mostly attributable to non-employee stock compensation and operation during nine months ended September 30, 2015.

Rent expense. We incurred rent expense from four separate facilities leased during 2015 and 2016. The rent incurred from these properties during the nine months ended September 30, 2016 and 2015 was $831,262 and $848,538.

Write-off of line of credit receivable. Bad debt expense represented a reserve of $200,000 against the $2.5 million line of credit to the sub-lessee of the Colorado facilities for operating and development costs for the nine months ended September 30, 2015.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Other income (expense):
Interest expense	$(216,910)	$(353,092)	$136,182	(39%)
Impairment of investments	(100,000)		(100,000)	*
Impairment of property and equipment	(627,224)	-	(627,224)	*
Change in fair value of derivative liabilities	(30,149)	-	(30,149)	*
Total costs and expenses	$(974,283)	$(353,092)	$(621,191)	176%

* Not divisible by zero

Impairment of investment. With the Plandai shares currently trading at $.01 per share, the Company impaired $100,000 during nine months ended September 30, 2016.

Impairment of property and equipment. During nine months ended September 30, 2016, we impaired $627,224 in leasehold improvements to Market at 30% discounted cash flow from sublease net of lease cost.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2016	September 30, 2015	$	%
Net Cash provide (used) in operating activities	$(647,558)	$(1,706,308)	1,058,750	(62%)
Net Cash used in investing activities	(409,090)	(372,264)	$(36,826)	10%
Net Cash used in financing activities	1,050,491	2,141,627	(1,091,136)	(51%)
Net Increase in Cash	(6,157)	63,055	(69,212)	(110%)
Cash - beginning of period	36,001	33,101	2,900
Cash - end of period	$29,844	$96,156	$(66,312)	(69%)

Operating Activities. The net cash used for the nine months ended in September 30, 2016 was $ 647,558, which is primarily attributable to the net loss of $5,538,312. For the nine months ended September 30, 2015, the net cash used of $1,706,308 was also due to a net loss of $9,472,683 and partially offset by an increase in the amount of payables.

Investing Activities. The cash used for investing activities for the nine months ended September 30, 2016 of $409,090, includes $412,090 on acquisition of property and equipment and $3,000 reduction of security deposit. For the nine months ended September 30, 2015, cash used for investing activities amounted to $372,264, which includes $172,264 on acquisition of property and equipment, $200,000 on advances under line of credit.

Financing Activities. Funds provided from financing activities for the nine months ended September 30, 2016 and September 30, 2015 of $1,050,491 and $2,141,627 respectively. During the nine months ended September 30, 2016, proceeds from note payable is $470,000 proceeds from note payable is $50,000 and proceeds from sales of common stocks is $530,491. During the nine months ended September 30, 2016, we received $1,129,999 from sales of preferred stock and warrants, $711,628 from proceeds from note payable and $300,000 from entering convertible note payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

●	On April 14, 2016, the Company issued Mr. Throgmartin 1,900,000 shares of common stocks valued at $1,577,000 for services.

●	On September 13, 2016, the Company issued Mr. Steve Norris 150,000 shares of common stocks valued at $61,500 for services.

●	During nine months ended September 30, 2016, the Company issued Mr. Strachan for 88,667 shares of common stocks valued at $26,600 for services.

●	During nine months ended September 30,2016, the Company issued 1,187,388 shares of common stocks to various third parties valued at $893,171 for services.

●	During nine months ended September 30, 2016, the Company issued to various investors 3,632,965 shares of common stocks for cash received in amount of $530,491.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 14, 2016	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

