Form 10-K
period 2016-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2017-05-03
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

9030 Seward Park Ave S. #501, Seattle, Washington 98118

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

As of April 16, 2017, the registrant had 49,712,731 shares issued and outstanding.

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

Unless otherwise provided in this Annual Report, references to the “Company,” “Diego,” “we,” “us” and “our” refer to Diego Pellicer Worldwide, Inc.

PART I

Item 1. Business

Overview of the Market

The cannabis market has a multi-billion dollar potential. The industry is in its infancy and is rapidly being propelled towards its potential by the state legalization and the rush by suppliers to meet the pent-up demand. Most suppliers are small unsophisticated but capable operators. The federal legal constraints provide an opportunity to those companies early to the market to gain a first mover advantage and to the successful ones, an opportunity to be a consolidator in the industry. How can a company establish itself as a prestigious national brand when federal laws prohibit the sale of these products? How can a legitimate company respect these laws and be the first mover in the retail and wholesale trade in this industry?

What is Diego’s Strategy, Phases One and Two?

Diego is a real estate and a consumer retail development company that is focused on high quality recurring revenues resulting from leasing real estate to licensed cannabis operators. Diego provides a competitive advantage to these operators by developing “Diego Pellicer” as the world’s first premium marijuana brand and by establishing the highest quality standards for its facilities and products.

The Company’s first phase strategy is to acquire and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego’s first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company’s values and strictly complies with state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant’s operations when it becomes legal on a federal level to operate cannabis distribution operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

Value Proposition

Value proposition 1: By providing branding, training, unique accessories, purchasing services, locational experience, standardized design, and experienced construction supervision, the tenant reduces his startup time, reduces cash drain, increases his efficiency, and builds his gross margin. Diego provides the capital for preopening lease costs and tenant improvements. This results in a turnkey retail location for the tenant. Thus, Diego’s real estate, consulting and accessory sales are positioned to deliver a premium return on our investment.

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego’s option, and upon changes to federal law, introduces our second value proposition—ownership of operations in an industry that is projected to exceed $8 billion by 2018.

Revenue Generation and Growth

Diego generates current revenue and stages future revenue streams through the following processes:

●	Acquire via lease or purchase, target properties to be improved for the growing, processing, distribution, and sale of medical and recreational marijuana, extracts and ancillary products.

●	Sub-leases or leases these properties to state licensed operators.

●	Capitalizes, where possible, on the build-out and leases turnkey Retail, Processing and/or Growing facilities.

●	Creates future merger agreements with those operators deem capable of carrying the Diego brand.

●	Hold Merger Agreements with Diego and other favored partners that will trigger when marijuana commerce becomes legal (or not illegal) federally.

●	Own DP Brands and other Intellectual Property (IP) in all places filed.

●	Charge reasonable Market Net-Rents to the store owners/Operators to recover all build-out and start-up investment plus profit margin over the first lease term (generally five years.)

●	Sell non-cannabis branded products lines such as apparel and edibles at wholesale to leased stores.

●	Create an e-commerce platform selling non-cannabis branded merchandise

●	Continue to build and market the brand utilizing all forms of media including traditional and digital media, social media, e-commerce, and strategic partners.

Why We Believe this is a Winning Strategy

When the US and countries around the world legalize the commerce of marijuana on a national and international platform, Diego is positioning itself to be a dominate player in the marijuana marketplace. Diego will accomplish this by being a fully integrated marijuana retail operation and premium brand, capitalizing on the beautifully designed retail stores offering the finest quality products at competitive prices.

Most industries evolve through the same business cycle. Many small independent companies initially operate in fragmented markets in the early stages. Then there is a consolidation of the industry, with the consolidators thriving and the independent companies dwindling. The larger companies have access to cheaper capital, lower costs, better merchandising, brand name recognition, and more efficient operations. This what we offer out tenants when negotiating the lease: an agreement to acquire them when marijuana is legalized. This gives the tenant the ultimate opportunity to participate in the rapid consolidation that we believe will happen when marijuana is legalized. This consolidation will result in companies that have heretofore been unable to participate in the rapidly growing industry to be scrambling to enter the space. Diego and its tenants will already be established and consolidated. As an exit strategy, we want to position Diego to be a likely candidate for acquisition or a major player in the marketplace.

What we accomplished in 2016:

In 2016, Diego Pellicer focused on opening its two retail facilities and maximizing rent in the two grow facilities. We were successful in accomplishing this.

Table 1: Property Portfolio

Purpose	Size	City	State
Retail (recreational and medical)	3,300 sq.ft.	Denver	CO
Grow Warehouse	18,600 sq.ft.	Denver	CO
Grow Warehouse	14,800 sq.ft.	Denver	CO
Flagship recreational MJ store w/café and apparel	4,500 sq.ft.	Seattle	WA

Diego’s Washington tenant opened our first flagship store in Seattle in October, 2016. The Colorado tenant opened the Diego Denver branded flagship store in February, 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016.

Recurring lease revenues from signed agreements are amenable to forecast. Likewise, forecasting expenses of lease obligations for which Diego has signed contracts are also amenable to forecasting. As executed, by this summer Diego’s leases will be generating cash of over $120,000 monthly net of lease costs. After amortization of construction costs, gross income from leases will be over $100,000. In addition to this, there will be income from accessory sales.

5

Diego Pellicer Seattle

Diego Pellicer Denver

Diego will continue this strategy in states where recreational or medical marijuana sales and cultivation is legal under state law. Our business model is recurring lease revenue and is entirely scalable. Our success will dependent upon continuing to raise capital for expansion, continual improvement of our business model, standardizing store design, controlling costs, and continuing to develop the brand.

7

What does our premium branding accomplish?

A very important aspect of our marketing plan is to build Diego Pellicer as a luxury brand. This not only enables us to establish a premium brand, but also to generate significant revenues from non- cannabis products.

The Company is establishing several levels of branding and will use these to appeal to the various segments of the marketplace depending upon the location, competition, legal constraints, and budget. Standard store templates are being developed, complimentary accessories selectively designed, and customer preferences and segments analyzed.

Our Seattle and Denver stores have been met with enthusiastic demand generating revenues many times that of the average store in the same marketplace. This is proving the initial Diego concept.

The Industry: What is the Evidence of Rapid Growth?

Legalization of marijuana is a very recent movement. California was the first to legalize in 1996 when medical marijuana was approved. Even more recently, in 2012, recreational marijuana began to be legalized. The huge market is recreational marijuana. The following is the history:

Medical Marijuana Begins

1996: California legalized medical cannabis. (California Proposition 215)

1996: First marijuana dispensary, Marin Alliance for Medical Marijuana appears in Fairfax, California, USA.

1998: Oregon, Alaska, and Washington legalized medical cannabis

1999: Maine legalized medical cannabis

2000: Hawaii, Nevada, and Colorado legalized medical cannabis. Hawaii became the first state to do so by state legislature.

2004: Montana and Vermont legalized medical cannabis.

2007: New Mexico legalized medical cannabis.

2008: Michigan legalized medical cannabis. Massachusetts decriminalized cannabis.

2010: New Jersey and Arizona legalized medical cannabis. (Arizona’s proposition 203)

2010: California decriminalizes possession to a civil infraction

2012: Massachusetts legalized medical cannabis. (Massachusetts Medical Marijuana Initiative)

Recreational Marijuana begins

2012: Colorado and Washington legalized recreational marijuana for adults 21 years of age or older.

2014: Minnesota and New York legalized medical

2014: Utah legalizes CBD oil, becoming the first state to legalize a cannabis-based medicine without legalizing medical cannabis entirely.

2014: Oklahoma legalizes trials of CBD oil.

2014: Alaska and Oregon legalized recreational cannabis. Alaska’s law took effect on February 25, 2015. Oregon’s initiative began on July 1, 2015.

2015: Georgia and Texas legalized CBD oil.

2015: Louisiana legalized medical cannabis.

2015: Delaware decriminalized cannabis.

2016: Ohio and Pennsylvania legalized medical cannabis via state legislature.

2016: Illinois decriminalized cannabis.

2016: California, Nevada, Maine and Massachusetts legalized recreational cannabis via ballot initiative.

2016: Florida, North Dakota, and Arkansas legalized medical cannabis via ballot initiative.

Support for medical and recreational marijuana use has increased significantly over the past 20 years. According to a recent CNN poll, greater than 50% of the US population supports marijuana legalization. Figure 1 illustrates a select set of CNN poll results.

Figure 1: CNN/ORC Poll Results on Marijuana Use in the US

1 CNN 2015

2 Marijuana Business Daily, November 14, 2016

The US state-sanctioned medical and recreational marijuana market generated a total revenue of $5.4 billion in 2015, boosted by an incredible growth in the recreational sector of sales, from $351M to $998M, an estimated increase of 184% over 2014. By comparison, the marijuana market is less than 3% of the US tobacco market, a $144 billion market that has no medicinal value, and less than 3% of the alcohol market, which valued at $113.5 billion in 20143.

Legalization resulted in rapid revenue growth in the U.S. Recreational is the big growth market. Most of the states that have legalized it for recreational use do not yet have the first store open. The marijuana secondary and tertiary markets have not yet been analyzed as sources of revenue; however, emerging secondary markets such as marijuana tourism could become a significant source of income for recreational legal states. As a point of comparison, Holland earns $48.55 billion per year in tourist dollars. Of the 10 million tourists, 5.5 million or 55% of tourists visit bars and cafes, generating a total of nearly $27 billion and 220,000 jobs.4 This equals roughly 30% of all business revenue generated in Washington state in 2012.5

Marijuana has become a major issue in state elections as voters are seeking politicians that support legalization.6 As states legalize marijuana, and international markets develop, the emerging legalized marijuana industry will begin to rival that of tobacco and alcohol. Table 1 summarizes 2016 estimated revenues generated by marijuana retail sales based on a number of sources, including state marijuana program reports.

Table 17

The performance of the market is forecast to accelerate, with an anticipated growth of an average of 27% over the next four years to an expected market value greater than $45 billion by the end of

3 Marijuana Business Daily 2016, 2016 Brain Research Institute

4 NBTC Holland Marketing, 2009

5 Washington State Department of Revenue, 2014

6 Drug Policy Alliance, Steven Gutwillig, 2014

7 USA Today May 21, 2016

Where are the Greatest Market Opportunities?

Market distribution can be measured indirectly with registered medical consumers and dispensaries. As expected, California has the largest number of marijuana patients at more than 775,000, followed by Michigan at 344,000 and Colorado with 107,000. Washington is at 125,000 registered patients as listed in Table 2 and illustrated in Figure 3. There are currently an estimated 1.5 million medical marijuana patients in the US.

Table 2: Registered Medical Marijuana Patients 20158

Registered
State	Patients
Arizona	$87,733
California	775,000
Colorado	107,534
Connecticut	8,201
DC	3,577
Delaware	776
Hawaii	13,150
Illinois	4,400
Maine	20,000
Massachusetts	19,000
Michigan	344,000
Montana	30,000
New Hampshire	1,600
New Jersey	6,354
New Mexico	19,629
Nevada	13,561
Oregon	77,620
Rhode Island	12,815
Vermont	2,477
Washington	125,000
Estimated Total Patients	$1,508,594

8 Marijuana Business Daily 2016

Another indirect measure of market distribution is the number of medical marijuana dispensaries. Table 3 provides the distribution of dispensaries across the US.

Table 3: Registered Medical Marijuana Dispensaries9

State	Registered Dispensaries
Alaska	0
Arizona	98
California	2,000
Colorado	516
Connecticut	6
DC	5
Delaware	1
Hawaii	0
Illinois	28
Maine	8
Massachusetts	4
Michigan	325
Montana	60
New Hampshire	4
New Jersey	5
New Mexico	29
Nevada	12
Oregon	400
Rhode Island	3
Vermont	4
Washington	800
Estimated Total Dispensaries	4,308

Although this is a good indicator of demand but it is limited as a predictor because of current legal constraints. In our estimation, the most important indicator of future demand for cannabis is the population in various states that have recently legalized recreational cannabis. This is Diego’s conclusion. We are therefore targeting California, Florida, and Nevada.

9 Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

What Benchmarks could Diego be Measured Against?

Diego was one of the first to the market with a real estate holding and branding business model; however, other companies have since adopted similar strategies. Key differentiators between Diego and its competitors are superior branding, optimized build-out and turnkey grow and retail development, and, most importantly, pre-negotiated acquisition contracts. Table 4 provides a financial benchmark of Diego’s nearest competitors.

Table 4: Real Estate Holding and Branding Financial Benchmark-$00010

		Most
	Market	Recent				For the
	Cap at	Year's	Cost of	Gross		year
	3/24/16	Revenue	Revenue	Margin %	Net Profit	ended

General Cannabis Corp(CANN)	$33.05M	$1,762,978	$1,423,029	19%	$(8,786,277)	12/31/2015

Mountain High Acquisitions Corp.(MYHI)	12.19M	23,057	2,204	90%	(2,938,475)	3/3/2016

Agritek Holdings, Inc.(AGTK)	9.49M	7,221	40,916	-467%	(2,115,828)	12/31/2015

Innovative Industrial Properties, Inc.(IIPR)*	57.64M	321,000	87,000	73%	(4,392,000)	12/31/2016

*Innovative Industrial Properties is for 2016, having completed an IPO in December 2016.

Status of Federal Law

While marijuana is legal under the laws of several U.S. States, at the present time the concept of “medical marijuana” and “retail marijuana” do not exist under U.S. federal law. The United States Federal Controlled Substance Act classifies marijuana as a Schedule I drug. As defined under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision.

The United States Supreme Court has ruled in several cases that the federal government does not violate the federal constitution by regulating and criminalizing cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal and recreational purposes.

In a memorandum dated August 29, 2013, addressed to “All United States Attorneys” from James M. Cole, Deputy Attorney General (“Cole Memo”), the U.S. Department of Justice acknowledged that certain U.S. States had enacted laws relating to the use of marijuana and outlined the U.S. federal government’s enforcement priorities with respect to marijuana notwithstanding the fact that certain U.S. States have legalized or decriminalized the use, sale and manufacture of marijuana:

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

Preventing marijuana possession or use on U.S. federal property.

10 Finance Yahoo and EDGAR

Newsweek recently reported:

“Representative Jared Polis (D-Colo.) recently introduced a bill that would make marijuana federally legal and allow the plant to be regulated as alcohol is in the U.S. Under the new bill, called the Regulate Marijuana Like Alcohol Act, the plant would be removed from its Schedule I listing on the Controlled Substances List and would be regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives. Adults 21 and up would be able to purchase and consume cannabis legally across the nation. Advertising rules similar to those regarding alcohol would also apply to marijuana under the bill.

The Regulate Marijuana Like Alcohol Act is part of a package of three cannabis-related bills introduced Thursday by members of the Cannabis Caucus in the House of Representatives, of which Polis is a member along with Sen. Ron Wyden, D-Ore. and Rep. Earl Blumenauer, D-Ore., who also sponsored the measures.”11

There is no guarantee that the current presidential administration will not change its stated policy regarding the low priority enforcement of U.S. federal laws that conflict with state laws. Additionally, the new U.S. federal government administration could change this policy and decide to enforce the U.S. federal laws vigorously. Any such change in the U.S. federal government’s enforcement of current U.S. federal laws could cause adverse financial impact to the Company’s business.

The Washington Post reported this after Jeff Session’s confirmation hearing for Attorney General on January 10, 2017:

“In his Senate confirmation hearing on Tuesday, Sen. Jeff Sessions, President-elect Trump’s nominee for attorney general, declined to say whether he’d adhere to the more lenient marijuana enforcement guidelines adopted by the Obama administration’s Justice Department in states that have legalized medicinal or recreational marijuana use. “Would you use our federal resources to investigate and prosecute sick people who are using marijuana in accordance with their state laws, even though it might violate federal laws?” Senator Patrick Leahy (D.-Vermont) asked. “I won’t commit to never enforcing federal law, Senator Leahy,” Sessions replied. “I think some of [the Obama-era guidelines] are truly valuable in evaluating cases,” he added. “Using good judgment about how to handle these cases will be a responsibility of mine. I know it won’t be an easy decision, but I will try to do my duty in a fair and just way.” Under Obama, the Department of Justice largely adopted a hands-off approach to marijuana enforcement in states that legalized the drug for medical or recreational use, provided that certain criteria — like keeping the drug out of the hands of children — were met under state laws. That policy was outlined in a Justice Department document that came to be known as the Cole Memo, for former U.S. Deputy Attorney General James Cole, who drafted the memo.

Drug policy experts have said that this tacit green light from the Obama administration was instrumental in Colorado and Washington’s decisions to fully follow through on recreational marijuana laws passed by voters in 2012. In November 2016, four more states including California voted to make the recreational use of marijuana legal, bringing the total to eight states plus the District. Medicinal marijuana has been legalized in 28 states.

In prior public statements, Sessions was harshly critical of the Justice Department ‘s approach on the issue. In an April 2016 Senate drug hearing, Sessions said, “I think one of [Obama’s] great failures, it’s obvious to me, is his lax treatment in comments on marijuana. It reverses 20 years almost of hostility to drugs that began really when Nancy Reagan started ‘Just Say No.’”

Sessions also said at the time that “the Department of Justice needs to be clearer” on marijuana legalization and enforcement. Sessions didn’t appear to commit to providing such clarity today. He neither voiced support for the Obama-era rules, nor signaled that he was eager to throw them away altogether. Marijuana legalization advocate Tom Angell called it a “good sign that Sen. Sessions seemed open to keeping the Obama guidelines, if maybe with a little stricter enforcement of their restrictions.”

“It is notable that Sen. Sessions chose not to commit to vigorously enforcing federal prohibition laws in states that have reformed their marijuana laws,” said Robert Capecchi of the Marijuana Policy Project in a statement. “He was given the opportunity to take an extreme prohibitionist approach and he passed on it.”

Marijuana industry leaders voiced similar notes of cautious optimism. “Though it is possible that a slightly more restrictive ‘Sessions Memo’ will replace the existing Cole Memo,” said Frank Lane, Vice President of financial services company CannabisFN, “we do not believe an AG Sessions will disrupt the long-term growth prospects of the U.S. cannabis industry.”

11 Newsweek, “Marijuana Could Soon Be Regulated Like Alcohol in All 50 States,”

By Janice Williams on 3/31/17 AT 9:56 AM

Later in the hearing, Sessions noted that “the U.S. Congress has made the possession of marijuana in every state, and distribution of it, an illegal act. So if that’s not desired any longer, Congress should pass a law to change the rule.” Those words echo remarks by President Obama, who has repeatedly rebuffed calls to reschedule marijuana by saying that it is properly Congress’ job to change the nation’s drug laws.

President-elect Trump has himself given mixed signals on marijuana laws. He has spoken out about the negative effects of making marijuana recreationally available, but has said that changes to marijuana law should be handled on a state-by-state basis.

In a reminder of the low salience of marijuana reform for many lawmakers and voters, the questions to Sessions on marijuana law came roughly six hours into his first day of hearings. By that time, many of the Senators had already left the room.”

In February 2014, FinCEN issued guidelines allowing banks to legally provide financial services to Licensed Operators that hold a valid License (“FinCEN Memo”). The rules re-iterated the guidance provided by the Cole Memo, stating that banks can do business with Licensed Operators and “may not” be prosecuted. The guidelines provide that “it is possible [for the banks] to provide financial services” to Licensed Operators and while remaining in compliance with federal anti- money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials anticipated and the outcome of the banks relying on this guidance in transacting with Licensed Operators is currently unclear.

Employees

We presently have four full-time employees and no part-time employee. We consider our relationship with our employees to be excellent. We also had independent consultants under contract to provide financial management services, business development services, and sales management services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology and other needs.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved items

None.

Item 2. Location

Our principal executive office is located at 9030 Seward Park Ave S. #501, Seattle, Washington 98118.

Item 3. Legal proceedings

On February 22, 2017, through his Counsel, Douglas Anderson, the Company’s founder, made a demand against the Company for arbitration of his claim that he is a current member of the Company’s Board of Directors. On March 10, 2017, Anderson’s Counsel filed an arbitration demand with the American Arbitration Association as well as demanding that the Company pay his legal fees. The Company had previously accepted Anderson’s resignation from the Company’s Board of Directors and intends to vigorously defend Anderson’s arbitration proceedings which, the Company believes is without merit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of the date of this Report, there are outstanding options and warrants to purchase 1,991,172 shares of common stock of the Registrant.

Record Holders

As of April 16, 2017, there were approximately 183 shareholders of record holding a total of 49,712,731 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Unregistered Sale of Equity Securities

●	During three months ended December 31, 2016, the Company issued Mr. Steve Norris 88,333 shares of common stock valued at $26,500 for services.
●	During three months ended December 31, 2016, the Company issued Mr. Ron Throgmartin 528,193 shares of common stock valued at $$158,457 for services
●	During three months ended December 31, 2016, the Company issued Mr. Alan Valdes 671,181 shares of common stock valued at $201,354 for services
●	During three months ended December 31, 2016, the Company issued Mr. Strachan for 39,666 shares of common stock valued at $11,900 for services.
●	During three months ended December 31, 2016, the Company issued 1,040,909 shares of common stock to various third parties valued at $366,773 for services.
●	During three months ended December 31, 2016, the Company issued to various investors 1760,753 shares of common stock for cash received in amount of $335,000.
●	During three months ended December 31, 2016, the Company issued to 255,074 shares of common stock for debt conversion in amount of $76,522

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K/A filed on May 6, 2016 for the year ended December 31, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to provide commercial support services, retail and grow facilities, and accessories to the market created by the legislation allowing for the legalization of cannabis operations for recreational use in several states. These markets currently include Colorado and Washington, with a number of other states giving consideration to this market as well. It is expected that the industry will operate under stringent regulations within the various state jurisdictions.

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

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2016	December 31, 2015	$	%
Revenues
Rental income	$310,220	$50,530	$259,690	514%
Product income	9,959	-	9,959	*
Licensing revenue	54,000	54,000	-	0%
Total Revenues	$374,179	$104,530	$269,649	258%

* Not divisible by zero

For the year ended December 31, 2016 and 2015, the Company had leased four facilities as follows: Colorado (3) and Washington (1).

Total revenue for the year ended December 31, 2016 was $374,179, as compared to $104,530 for the year ended December 31, 2015, an increase of $269,649, and represents recognition of income on the Plandai Biotechnology license of $54,000 for both periods, and licensing income of $54,000 and $54,000, respectively. In January 2014, the Company entered into a licensing agreement with Plandai Biotechnology, a publicly traded company, to license their Diego Pellicer brand in exchange for 1,666,667 warrants with a 10-year term, to purchase Plandai’s common stock. At the time of the licensing agreement, the publicly traded shares in Plandai were valued at $525,567. In October 2014, the Company filed a Notice of Exercise to obtain the shares, and have recorded their value as deferred income. For the year ended December 31, 2016 and 2015, $54,000 was recognized as licensing revenue.

For the year ended December 31, 2016 and 2015, rental income of $310,220 and $50,530 was derived from the Colorado sub-leases.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2016	December 31, 2015	$	%
Operating expense
General and administrative expenses	5,021,058	13,616,359	(8,595,301)	(63)%
Rents expense	1,103,824	1,228,028	(124,204)	(10)%
Write-off interest income	-	153,523	(153,523)	*
Total costs and expenses	$6,124,882	$14,997,910	$(8,873,028)	(59)%

* Not divisible by zero

General and administrative. Our general and administrative expenses for the year ended December 31, 2016 were $5,021,058, compared to $13,616,359 for the year ended December 31, 2015. The decrease of $8,595,301, which was primarily attributable to non-employee stock compensation and operation during the year ended December 31, 2015.

Rent expense. We incurred rent expense from four separate facilities leased during 2015 and 2016. The rent incurred from these properties during the year ended December 31, 2016 and 2015 was $1,103,824 and $1,228,028.

Write-off of interest income. We wrote-off $0 and $153,523 interest income accrued on our line of credit for the year ended December 31, 2016, and 2015, respectively.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2016	December 31, 2015	$	%
Other income (expense):
Interest expense	$(298,696)	$(811,726)	$513,030	(63)%
Interest expense - related party	(9,474)	-	(9,474)	*
Interest income	-	153,523	(153,523)	(100)%
Impairment of investment	(73,334)	(408,900)	335,566	(82)%
Write-off note receivable	-	(40,000)	40,000	(100)%
Impairment of fixed assets	(931,664)	-	(931,664)	*
Change in fair value of derivative liabilities	5,359	133,809	(128,450)	(96)%
Total costs and expenses	$(1,307,809)	$(973,294)	$(334,515)	34%

* Not divisible by zero

Write-off of note receivable. During the year ended December 31, 2015 we determined that monies loaned to an unrelated third party became uncollectible. Accordingly we wrote off $40,000 past due principal balance of note receivable in 2015. There was no interest that had been accrued or was written off.

Impairment of Investment. The shares of Plandai are currently trading at $.026 per share. Accordingly, the Company impaired $73,334 and $408,900 during the years ended December 31, 2016 and 2015.

Impairment of property and equipment. During year ended December 31, 2016, we impaired $931,664 in leasehold improvements to market at a 30% discounted cash flow from sublease net of lease cost.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2016	December 31, 2015	$	%
Net Cash used in operating activities	$(557,240)	$(2,813,338)	$2,256,098	(80)%
Net Cash used in investing activities	(857,469)	(624,764)	(232,705)	37%
Net Cash provided by financing activities	1,430,041	3,441,002	(2,010,961)	(58)%
Net Increase in Cash	15,332	2,900	12,432	429%
Cash - beginning of period	36,001	33,101	2,900
Cash - end of period	$51,333	$36,001	$15,332	43%

Operating Activities. For the year ended December 31, 2016, we used net cash in operations of $557,240, which includes $9,447 on the depreciation and amortization, $54,000 on the amortization of deferred revenue, $6,667 on beneficial conversion feature, $82,458 on amortization of debt discount, $16,044 on initial derivative liabilities exceed convertible note principal, $73,334 on impairment of investments, $931,664 on impairment of property and equipment, $305,153 on accrued expenses related party, ($5,539) on change in fair value of derivative liability, $145,362 fair value of warrants and options issued for services, $3,323,257 on non-cash stock compensation and $1,675,419 on changes in operating assets and liabilities. The net cash used for the year ended in December 31, 2015 was $ 2,813,338, which includes $54,000 on amortization of deferred revenue, $743,087 on non-cash interest, ($153,523) on interest income, $408,900 on impairment of investments, $387,121 on accrued expenses related party, ($133,809) on change in fair value of derivative liability, $13,167,722 on non-cash stock compensation, $40,00 on write-off note receivable, $153,523 on write-off interest income and $1,505,685 on changes in operating assets and liabilities.

Investing Activities. For the year ended December 31, 2016, cash used for investing activities amounted to $857,469, which includes $860,469 on the acquisition of property and equipment, and $3,000 for a security deposit. The cash used for investing activities for the year ended December 31, 2015 of $624,764 includes $584,764 for the acquisition of property and equipment, $200,000 advanced and repaid under line of credit, and $40,000 related to a note receivable.

Financing Activities. Funds provided from financing activities for the year ended December 31, 2016 and 2015 were $1,430,041 and $3,441,002 respectively. During the year ended December 31, 2016, we received $464,050 from advances under a note payable, and $120,500 from a convertible note payable, and received $845,491 from sale of common stock. During the year ended December 31, 2015 our net cash proceed from sales of preferred stock and warrants was $1,129,999, proceeds from note payable were $846,628, $300,000 from a convertible note payable and 1,164,375 from the sale of common stock

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Diego Pellicer Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Diego Pellicer Worldwide, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Diego Pellicer Worldwide, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diego Pellicer Worldwide, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses since inception, its current liabilities exceed its current assets by $4,411,156, and has an accumulated deficit of $28,114,125 at December 31, 2016. These factors, among others raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, NJ

April 29, 2017

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets

Current assets:
Cash and equivalents	$51,333	$36,001
Accounts receivable	-	1,110
Prepaid expenses	482,765	651,713
Inventory	47,025	80,971
Other receivables	-	17,817
Total current assets	581,123	787,612

Property and equipment, net	758,112	838,754

Other assets:
Investments, at cost, net of impairment of $482,234 and $408,900	43,333	116,667
Security deposits	170,000	173,000
Deposits - end of lease	150,000	150,000
Total other assets	363,333	439,667

Total assets	$1,476,041	$2,066,033

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued expense	$2,031,600	$585,997
Accrued expenses - related party	509,294	511,454
Accrued compensation	-	6,250
Deferred rent	107,957	120,234
Deferred revenue	53,000	53,000
Notes payable	1,310,678	846,628
Notes payable - related parties	307,312	-
Convertible notes payable	334,156	300,000
Derivative Liabilities	338,282	208,795
Total current liabilities	4,992,279	2,632,358

Deferred revenue	316,000	370,000

Total liabilities	5,308,279	3,002,358

Stockholder’s deficit
Series A and B preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized, 49,081,878 and 37,805,416 shares were issued and outstanding as of December 31,2016 and 2015, respectively	49	38
Additional paid-in capital	24,508,365	20,111,077
Accumulated deficit	(28,114,125)	(21,047,440)
Total stockholder’s deficit	(3,605,711)	(936,325)

Total liabilities and stockholder’s deficit	$1,702,568	$2,066,033

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Revenues
Rental income	$310,220	$50,530
Product income	9,959	-
Licensing revenue	54,000	54,000
Total revenues	374,179	104,530

Cost of revenues	8,173	-

Operating expenses:
General and administrative expenses	5,021,058	13,616,359
Rent expense	1,103,824	1,228,028
Write-off interest income	-	153,523
Total operating expenses	6,124,882	14,997,910

Loss from operations	(5,758,876)	(14,893,380)

Other income (expense):
Interest expense	(298,673)	(811,726)
Interest expense – related party	(9,497)	-
Interest income	-	153,523
Impairment of investment	(73,334)	(408,900)
Write-off note receivable	-	(40,000)
Impairment of property and equipment	(931,664)	-
Change in fair value of derivative liabilities	5,359	133,809
Total other income (expense)	(1,307,809)	(973,294)

Loss before benefit for taxes	(7,066,685)	(15,866,674)
Benefit for taxes	-	-
Net loss	$(7,066,685)	$(15,866,674)

Loss per share - basic and fully diluted	$(0.17)	$(0.62)

Weighted average common shares outstanding - basic and fully diluted	42,436,405	25,485,231

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2014	13,520,000	(58,200)	5,036,769	$14	$(87,300)	$5	$4,335,817	$(5,180,766)	$(932,230)
Sale of preferred stock	-	-	753,332	-	-	75	1,129,916	-	1,129,991
Sale of common stock	3,881,251	-	-	4			1,164,371		1,164,375
Effect of reverse merger	7,743,333	-	50,996	8	-	-	-	-	8
Cancellation of treasury shares	(58,200)	58,200	-	-	87,300	-	(87,300)	-	-
Conversion of preferred shares to common	5,841,097	-	(5,841,097)	6	-	(80)	74	-	-
Issuance of common shares for consulting services	4,699,355	-	-	3	-	-	9,523,905	-	9,523,908
Common stock issued for note payable	126,000	-	-	-	-	-	84,000	-	84,000
Non-employee stock compensation	2,052,580	-	-	3	-	-	3,069,561	-	3,069,564
Warrants issued for services	-	-	-	-	-	-	574,250	-	574,250
Warrants issued for note	-	-	-	-	-	-	316,483	-	316,483
Net loss	-	-	-	-	-	-	-	(15,866,674)	(15,866,674)
Balance - December 31, 2015	37,805,416	-	-	38	-	-	20,111,077	(21,047,440)	(936,325)
Sale of common stock	5,327,051	-	-	5	-	-	845,486	-	845,491
Issuance of common shares for consulting services	2,228,297	-	-	2	-	-	1,259,943	-	1,259,945
Non-employee stock compensation	3,466,040	-	-	4	-	-	2,063,308	-	2,063,312
Common stock issued for note payable conversion	255,074		-	-	-	-	76,522	-	76,522
Fair value of warrant and option issued for services	-	-	-	-	-	-	145,362	-	145,362
Beneficial conversion feature	-	-	-	-	-	-	6,667	-	6,667
Net loss	-	-	-	-	-	-	-	(7,066,685)	(7,066,685)
Balance - December 31, 2016	49,081,878	-	-	49	$-	$-	$24,508,365	$(28,114,125)	$(3,605,711)

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operating Activities
Net Loss	$(7,066,685)	$(15,866,674)
Adjustments to reconcile Net Loss to net cash provided by Operations:
Depreciation and amortization	9,447	-
Amortization of deferred revenue	(54,000)	(54,000)
Non-cash interest	-	743,087
Beneficial conversion feature	6,667	-
Interest income	-	(153,523)
Amortization of debt discount	82,458	-
Non-cash interest	16,044	-
Impairment of investments	73,334	408,900
Impairment of property and equipment	931,664	-
Accrued expenses - related party	305,152	387,121
Change in fair value of derivative liability	(5,359)	(133,809)
Fair value of warrants and options issued for services	145,362	-
Non-cash stock compensation	3,323,257	13,167,722
Write-off note receivable	-	40,000
Write-off interest income	-	153,523
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	186,765	(660,584)
Liabilities for Equity Shares to be Issued	-	-
Deferred rent	(12,277)	120,234
Inventory	33,946	(80,971)
Accrued compensation	(6,250)	(1,170,313)
Accounts Receivable	1,110	(1,110)
Accounts Payable	1,472,125	287,059
Net cash used in operating activities	(557,240)	(2,813,338)

Investing Activities
Acquisition of property and equipment	(860,469)	(584,764)
Security deposits	3,000	-
Issuance of note receivable	-	(40,000)
Repayment under line of credit	-	200,000
Advances under line of credit	-	(200,000)
Net cash used in investing activities	(857,469)	(624,764)

Financing Activities
Proceeds from sale of Preferred stock and warrants	-	1,129,999
Proceeds from note payable	464,050	846,628
Proceeds from convertible note payable	120,500	300,000
Proceeds from sale of common stock	845,491	1,164,375
Net cash provided by financing activities	1,430,041	3,441,002

Net Increase (Decrease) in Cash	15,332	2,900
Cash - beginning of period	36,001	33,101
Cash - end of the period	$51,333	$36,001
Non-Cash Investing & Financing Disclosure
Derivative liability recognized as debt discount	$118,802	$225,920

See accompanying notes to the consolidated financial statements

Diego Pellicer Worldwide, Inc.

December 31, 2016 and 2015

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

Reclassifications

Financial statement amounts for the year ended December 31, 2015 have been reclassified to conform to current period presentation.

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

Certain estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company intends to re-evaluate all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment, and Depreciation Policy

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of December 31, 2016, the outstanding balance allowance for doubtful accounts is zero.

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

In accordance with ASC 840 (“Leases”), as amended and interpreted, minimum annual rental revenue is recognized for rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

The Company records rents due from the tenants on a current basis. However, as part of the Line of Credit Agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. Management has decided to reserve these deferred amounts due to the contingency factor and experience with typical delays in governmental action.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $4,411,156, and has an accumulated deficit of $28,114,125 at December 31, 2016. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2015, further advances under the Line of $200,000 were made and interest was recorded in the amount of $153,523. On September 7, 2015, the Company entered into an agreement terminating the Line in exchange for a one-time payment of $200,000. The remaining accrued interest as of that date, $153,523 was written off pursuant to the agreement.

Note 5 – Note Receivable

During 2015 the Company advanced $40,000 to an unrelated third party. The note was non-interest bearing and due on November 10, 2015. The Company determined that the amount was uncollectable as of December 31, 2015 and wrote off the amount as uncollectible.

Note 6 – Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain trademark rights certified by the government (expected by the end of 2016). On October 10, 2014 the Company filed its Notice of Exercise to execute the warrants to acquire the shares of Plandai, as of December 31, 2016 the shares had not yet been issued. The sale of such shares has a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. The Company used a third party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance. With the Plandai shares trading at $.07 per share, the Company recorded an impairment loss of $408,900 during the year ended December 31, 2015. During the year ended December 31, 2016, the Company recorded an additional impairment loss of $73,334 based on the trading price of $0.026 per share as of December 31, 2016. The Company accounts for its investment under the cost method of accounting.

Note 7 – Property and Equipment

The Company has incurred expenses in the build-out of one of its leased properties and acquired a large POD  equipment for use in growing operations by lessee.

As of December 31, 2016 and 2015, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	December 31, 2016	December 31, 2015
Machinery and equipment	5 years	$39,145	$174,145
Leasehold improvements	10 years	728,414	664,609
		767,559	838,754

Less: Accumulated depreciation and amortization		(9,447)	-

Property and equipment, net		$758,112	$838,754

During the year ended December 31, 2016, the Company recorded an impairment loss of $1,066,664 for leasehold improvements to adjust the carrying value to the estimated fair value. The fair value was estimated at 30% discounted cash flow from sublease revenues net of lease.

Note 8 – Other Assets

Security deposits

Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit.

Deposits – end of lease

These deposits represent an additional two months of rent on various property leases that apply to the “end-of-lease” period.

Note 9 – Related Party

As of December 31, 2016 and December 31, 2015, the Company has accrued and unpaid consulting fees to related parties in the amount of $509,294 and $511,454, respectively. For the year ended December 31, 2016 and 2015, the consulting fees expense was $715,533 and $652,500, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

On April 14, 2016, the Company issued 1,900,000 shares of common stock to Phoenix Consulting Enterprises valued at $1,577,000, a company owned by Mr. Throgmartin, for services.

On August 12, 2016, the Company entered into an agreement for the balance of accrued compensation payable to Alan Valdes in the amount of $332,709 as of June 1, 2016, to be converted (a) 50% of the accrued amount ($166,355) will be converted into restricted common stock at the price of $0.30 per share (554,517 shares), and; (b) 50% of the accrued amount ($166,355) will be converted into Company promissory notes, accruing interest at the rate of eight (8%) percent, per annum, and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

On August 12, 2016, the Company entered into an agreement for the balance of accrued compensation payable to Mr. Throgmartin in amount of $281,914 as of June 1, 2016 to be converted (a) 50% of the accrued amount ($140,957) will be converted into restricted common stock at the price of $0.30 per share (396,190 shares), and; (b) 50% of the accrued amount ($140,957) will be converted into Company promissory notes, accruing interest at the rate of eight (8%) percent, per annum, and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

Note 10 – Notes Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest upon earlier of (i) the maturity date of November 17, 2015 and (ii) the date the Company raises capital whether through the issuance of debt, equity or any other securities, whichever occurs first. The Company will not raise this capital unless either (a) the proceeds of such financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11).

As of December 31, 2016 and December 31, 2015, the outstanding principle balance of the note is $450,000.

Subsequent to the period ended December 31, 2016 and on April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest upon earlier of (i) the maturity date of October 6, 2015 and (ii) the date the Company raises capital whether through the issuance of debt, equity or any other securities , whichever occurs first. The Company will not raise this capital unless either (a) the proceeds of such financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and $45,065 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan.

As of December 31, 2016, the outstanding principle balance of the note is $135,628.

Subsequent to the period ended December 31, 2016 and on April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

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

As of December 31, 2016, the outstanding principal balance of the note is $126,000.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. During the year ended December 31, 2016, the Company paid $15,000 towards accrued interest and $5,950 towards principal.

As of December 31, 2016, the outstanding principle balance of the note is $129,050.

On February 8, 2016, the Company entered into notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017.

As of December 31, 2016, the outstanding principle balance of the note is $470,000.

Subsequent to the period ended December 31, 2016 and on April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

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

As of December 31, 2016 and December 31, 2015, the outstanding principle balance of the note is $300,000.

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

On December 31, 2016, principle balance of $25,000 and accrued interest of $1,522 were converted into 88,407 shares of common stock.

On July 11, 2016, the Company entered into a convertible note in total amount of $50,000 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 12% annual interest by the maturity date of April 11, 2017. The convertible note can be converted into common stock of the Company at the lower of (i) a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) a 45% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $85,274 as of the measurement date.

As of December 31, 2016, the outstanding principle balance of the note is $50,000.

On October 17, 2016, the Company entered into convertible notes in total amount of $2,500 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 10% annual interest by the second anniversary date of this note. The convertible note can be converted into common stock of the Company at the lower of (A) fifty (50%) percent of the 10-day trailing average closing price of the Company’s Common Stock, calculated on the Conversion Date, or (B) $0.20 (the “Fixed Price Component”) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events and issuances of securities at specified lower prices). The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $4,905 as of the measurement date. $2,500 was recorded as debt discount and the remaining $2,405 was expensed immediately.

As of December 31, 2016, the outstanding principle balance of the note is $2,500.

On October 21, 2016, the Company entered into convertible notes in total amount of $50,000 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 10% annual interest by the second anniversary date of this note. The convertible note can be converted into common stock of the Company at the lower of (A) fifty (50%) percent of the 10-day trailing average closing price of the Company’s Common Stock, calculated on the Conversion Date, or (B) $0.20 (the “Fixed Price Component”) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events and issuances of securities at specified lower prices). The Company recorded beneficial conversion feature in amount of $6,667.

As of December 31, 2016, the outstanding principle balance of the note is $50,000.

On October 24, 2016, the Company entered into convertible notes in total amount of $3,000 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 10% annual interest by the second anniversary date of this note. The convertible note can be converted into common stock of the Company at the lower of (A) fifty (50%) percent of the 10-day trailing average closing price of the Company’s Common Stock, calculated on the Conversion Date, or (B) $0.20 (the “Fixed Price Component”) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events and issuances of securities at specified lower prices). The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $5,273 as of the measurement date. $3,000 was recorded as debt discount and the remaining $2,273 was expensed immediately.

As of December 31, 2016, the outstanding principle balance of the note is $3,000.

On October 24, 2016, the Company entered into convertible notes in total amount of $15,000 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 10% annual interest by the second anniversary date of this note. The convertible note can be converted into common stock of the Company at the lower of (A) fifty (50%) percent of the 10-day trailing average closing price of the Company’s Common Stock, calculated on the Conversion Date, or (B) $0.20 (the “Fixed Price Component”) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events and issuances of securities at specified lower prices). The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $26,366 as of the measurement date. $15,000 was recorded as debt discount and the remaining $11,366 was expensed immediately.

As of December 31, 2016, the outstanding principle balance of the note is $15,000.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2015	$-
Issuance of embedded conversion features on convertible note	342,604
Change in fair value during period	(133,809)
Balance at December 31, 2015	208,795
Issuance of embedded conversion features on convertible note	134,846
Change in fair value during period	(5,359)
Balance at December 31, 2016	$338,282

The following assumptions were used in calculations of the Black Scholes model for the year ended December 31, 2016 and 2015

	Year ended December 31,
	2016	2015
Risk-free interest rates	0.29-1.20%	0.52-0.65%
Expected life	0.25-1 year	1 year
Expected dividends	0%	0%
Expected volatility	142-356%	345-348
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.20 -0.77	$$0.75 -$1.24

Note 12 – Stockholders’ Equity (Deficit)

During the year ended December 31, 2016, the Company issued Mr. Throgmartin 2,428,193 shares of common stock valued at $1,735,455 for services.

During the year ended December 31, 2016, the Company issued Mr. Valdes 671,181 shares of common stock valued at $201,354 for services.

During the year ended December 31, 2016, the Company issued Mr. Norris 238,333 shares of common stock valued at $88,000 for services.

During the year ended December 31,2016, the Company issued Mr. Strachan for 128,333 shares of common stock valued at $38,500 for services.

During the year ended December 31,2016, the Company issued 2,228,297 shares of common stock to various third parties valued at $1,259,944 for services.

During the year ended December 31,2016, the Company issued to various investors 5,393,718 shares of common stock for cash received in amount of $865,491.

For the year ended December 31, 2015, the Company issued 37,805,416 shares of common stock as follows

●	At the completion of the merger, 29,498,165 restricted common shares of the new Company were issued to the former Diego shareholders as follows:

o	The original Founders of the Company converted their 13,520,000 shares into restricted common shares on a 1:1 basis.
o	7,743,333 shares were issued to former Diego shareholders.
o	The Series A and B Preferred shareholders converted 5,841,097 shares into restricted common shares on a 1:1 basis.
o	Non-employees, which consisted of founding members and others were awarded a total of 2,451,935 shares, at a value of $0.9375 per share.
o	58,200 shares of common stock were returned as treasury stock.

●	4,300,000 shares of common stock issued for services provided.
●	3,881,251 shares issued for $1,164,375.
●	126,000 shares of common stock issued in connection with $126,000 promissory note (see Note 10).

For the year ended December 31, 2015, 753,333 Preferred shares were issued and subsequently converted to common shares in the reverse merger. As of December 31, 2015, there were no Preferred shares outstanding. The common shares and the preferred shares, have a par value of $0.000001.

As of December 31, 2016, there are currently 1,991,172 warrants outstanding relating to the former Diego shareholders.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2016 and 2015:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Annual dividend yield	0%	0%
Expected life (years)	5	1-10
Risk-free interest rate	0.90%	0.52% – 2.14%
Expected volatility	266%	323%-354%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 31, 2015	790,798	0.26	4.03
Granted	1,110,628	1.17	5.18
Balance outstanding, December 31, 2015	1,901,426	$1.21	4.40
Granted	125,887	-	-
Balance outstanding, December 31, 2016	2,027,313	$1.18	3.43
Exercisable, December 31, 2016	1,991,172	$1.18	3.43

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2016, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remain 705,000 shares available for future grants.

Note 13 – COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has four (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2016 and 2015. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). As of December 31, 2016, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2017	$1,055,472
2018	868,038
2019	346,566
Total	$2,270,076

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

2017	$87,723
2018	67,365
Total	$155,088

Rent expense for the Company’s operating leases for the year ended December 31, 2016 and 2015 was $1,103,824 and $1,228,028, respectively.

Note 14 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended December 31, 2016 and for the year ended December 31, 2015 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Change in valuation allowance	40%	40%
Income tax provision (benefit)	-%	-%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal
Current	$--	$--
Deferred	(2,353,000)	(5,395,000)
State
Current	-	--
Deferred	(415,000)	(952,000)
Change in valuation allowance	2,769,000	6,347,000
Income tax provision (benefit)	$-	$-

Deferred tax assets (liabilities) consist of the following

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net operating loss carry forwards	$(11,1880,000)	$(8,419,000)
Warrants issued for services	288,000	230,000
Impairment of investment	620,000	164,000
Interest expense on convertible notes	413,000	297,000
Change in fair value of derivative liability	(52,000)	(54,000)
Total gross deferred tax asset/liabilities	(10,064,069)	(7,782,000)
Valuation allowance	10,064,069	7,782,000
Net deferred taxes	$-	$-

As of December 31, 2016, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $25,160,000. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 15 – Subsequent Events

Subsequent to the year ended December 31, 2016, the Company issued 161,593 shares of common stock for services of $41,659 and 469,260 shares of common stock for conversion $50,000 of debt.

Subsequent to the year ended December 31, 2016 and on April 11, 2017, the Company agreed with one of its lenders to amend the terms of several of its loans. See Note 10, Notes Payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position
Ron Throgmartin	52	Chief Executive Officer, Director
Christopher Strachan	52	Chief Financial Officer
Alan Valdes	57	Chairman of the Board
Steve Norris	65	Director

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

Steve Norris was elected a director of the Company in October 2015. Currently serving as Chairman of Stephen Norris Capital Partners, LLC, Mr. Norris has substantial expertise in structuring, negotiating and implementing leveraged buy-outs, cash-flow-based investments and financing strategies in the public and private capital markets. Mr. Norris is one of five co-founders of the Carlyle Group, a major merchant bank based in Washington, D.C. From 1988-1997, Mr. Norris served as Carlyle’s President. He was a principal participant and key advisor in Carlyle’s numerous investments in various public and private companies. While at Carlyle, Mr. Norris, along with other senior members of the Carlyle team, participated in the acquisition, disposition, strategic focusing and financing (in public and private markets) of numerous companies involving several billion dollars of equity capital. Carlyle invested in leveraged buyouts (LBOs), venture capital (particularly telecommunications and wireless companies in the pre-Internet days), and real estate. Today, Carlyle is one of the largest and most successful private equity firms in the world. Prior to co-founding Carlyle, Mr. Norris was a Corporate Vice President of Marriott Corporation in Washington, D.C. He was a principal strategist and advisor for Marriott’s substantial public and private financings, limited partnerships, acquisitions and divestitures from 1981 to mid-1987. In 1992, Mr. Norris was appointed by President George Bush, and confirmed by the U.S. Senate, as one of the five board members of the approximately (at the time) $68 billion Federal Retirement Thrift Investment Board. During his tenure (1992-1995), Mr. Norris successfully advocated for the right of Federal employees to allocate a greater portion of their savings into public equities. Until late 1996, Mr. Norris served on the Advisory Committee of SEAG, Inc., which advises the Saudi Government on economic development and diversification within the Kingdom of Saudi Arabia. Mr. Norris was a Fellow at Yale Law School (1977) and received a B.S. and J.D. (1972, 1975) with honors from the University of Alabama, and an L.L.M. from New York University (1976). Management believes that Mr. Norris’ past experience qualifies him for his position with the Company.

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

Item 11. Executive Compensation

The following table shows for the period ended December 31, 2016, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Ron Throgmartin - CEO	2016	Accrued	$280,125	1,645,833	-	-	1,925,958
		Paid	$224,458	1,577,000	-	-	1,801,458
	2015	Accrued	$250,000	-	-	-	250,000
		Paid	$129,414	-	-	-	129,414

Christopher Strachan - CFO	2016	Accrued	$67,200	-	-	-	67,200
		Paid	$63,110	-	-	-	63,110
	2015	Accrued	$-	-	-	-	-
		Paid	$-	-	-	-	-

Employment and Director Agreements

Mr. Ron Throgmartin and Mr. Alan Valdes entered into agreements with identical terms to that of Mr. Anderson, for the position of Chief Executive Officer and Chairman of the Board respectively. Following the Merger, Mr. Throgmartin’s position was changed to Chief Operating Officer. The other terms of his agreement remained in place.

On October 4, 2016, Alan Valdes, the Chairman of the Board of Directors of Diego Pellicer Worldwide, Inc. (the “Company”) and Ronald Throgmartin, the Chief Executive Officer and a Director of the Company, executed Deferred Compensation Agreements pursuant to which they agreed to convert 50% of their accrued salaries into restricted Company securities at a conversion rate of $0.30, and 50 % of these accruals into Company promissory notes. The Company promissory notes accrue interest at the rate of eight (8%) percent, per annum, and are payable upon the earlier date of (i) the second anniversary date of the Promissory notes, (ii) the date all current investor notes in the aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, are paid in full and the Company has achieved gross revenues of at least $3,000,000 over any 12-month period, provided further that the Company shall not make any payments against the Chairman Valdes note or the CEO Throgmartin note until the Company pays the $100,000 in accrued fees due to the independent director of the Company, Steve Norris, in full.

In the case of Chairman Alan Valdes, the Company converted 50% ($166,354) of his accrued salary of $332,708 into Company securities and issued Chairman Valdes a promissory note in the outstanding principal amount of $166,355. In addition, Chairman Valdes agreed to amend his employment agreement, lowering his annual salary from $250,000 to $120,000, payable (a) $5,000 in cash, and (b) $5,000, at the executive’s election, in the form of (i) a grant of 16,667 shares of the Company’s restricted common shares (calculated at the rate of $0.30 per share), or (ii) a 5-year stock option to purchase 5,000 restricted common shares at the exercise price of $0.30 per share, or (iii) a 5-year Warrant to purchase 5,000 restricted common shares at the exercise price of $0.30 per share. Chairman Valdes also agreed to eliminate his employment agreement right to have his annual salary increase to $280,000 per year.

CEO Ron Throgmartin converted 50% ($140,958) of his accrued salary of $281,916 into Company securities and the Company issued to CEO Throgmartin a promissory note in the principal amount of $140,958.

Each of Chairman Valdes and CEO Throgmartin has a choice to elect to receive their Company securities from the conversion of 50% of their accrued salaries in the form of a restricted common share grant, at the conversion rate of $0.30 per share, or a stock option or common stock purchase warrant, at the exercise price of $0.30 per underlying restricted common share.

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

Director Compensation

On October 4, 2016 the Board of Directors also adopted a resolution, establishing a payment plan for all members of the Company’s Board of Directors, except Chairman Valdes, fixing the monthly payment at $5,000, payable $2,500 in cash and $2,500 in the form of a restricted common share grant, at the conversion rate of $0.30 per share, or a stock option or common stock purchase warrant, at the exercise price of $0.30 per underlying restricted common share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March xx, 2017, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
Douglas Anderson	5,941,800	12.13%
Alan Valdes (4)	4,571,181	9.33%
Stephen Norris	288,333	0.59%
Ron Throgmartin (4)	4,748,193	9.69%
Christopher Strachan	128,333	0.26%
All directors and officers as a group (4 people)		32.00%
5% Shareholders
TMK Holdings LLC (3)	3,840,000	6.53%
Formar Investments LP	4,252,687	8.68%
Wall Street Capital Partners LLC (4)	7,020,000	14.33%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 9030 Seward Park Ave S. #501, Seattle, Washington 98118.

(2)	Based on 49,779,398 shares of Common Stock issued and outstanding as of April 12, 2017.

(3)	TMK Holdings holds 3,200,000 shares of common stock and 640,000 warrants.

(4)	7,020,000 shares of Wall Street Capital Partners LLC are beneficially owned as follows: (a) 3,900,000 by Alan Valdes; (b) 1,160,000 Ron Throgmartin, (c) 910,000 Julie Throgmartin, the wife of Ron Throgmartin, and (d) 1,300,000 by Steve Hubbard.

*	Less than 1 percent

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $35,145 and $15,000 for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document .
101.SCH	XBRL Taxonomy Extension Schema Document .
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on July 1, 2013.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: May 3, 2017	By:	/s/ Ron Throgmartin
Ron Throgmartin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Throgmartin	Chief Executive Officer	May 3, 2017
Ron Throgmartin

/s/ Christopher Strachan	Chief Financial Officer	May 3, 2017
Christopher Strachan

