Form 10-Q
period 2017-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2017-06-26
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of June 19 , 2017 there were 52,598,307 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
Assets		(audited)
Current Assets:
Cash and equivalents	$119,613	$51,333
Accounts receivable	42,457	-
Prepaid expenses	485,063	482,765
Inventory	37,946	47,024
Total current assets	685,079	581,122
Property and equipment, net	735,257	$758,112
Investments, at cost, net of impairment	15,833	43,333
Security deposits	320,000	320,000
Other Assets	559,983	-
Total assets	$2,316,152	$1,702,568
Liabilities and Stockholder's Deficit
Current liabilities:
Accounts Payable	$588,628 $	$823,797
Accrued Payable - Related Party	676,606	509,294
Accrued Expenses	1,245,447	1,207,803

Notes Payable	1,310,678	1,310,678
Notes Payable - Related Party	307,312	307,312
Convertible Note, net of discount	337,833	334,156
Deferred rent	261,941	107,957
Deferred Revenue	53,000	53,000
Derivative liabilities	947,302	338,282
Total current liabilities	5,728,747	4,992,279
Deferred revenue	302,500	316,000
Total liabilities	6,031,247	5,308,279
Stockholder's deficit
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2017 and December 31, 2016
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 52,250,728 and 49,081,878 shares were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	52	49
Additional paid-in capital	25,707,788	24,508,365
Accumulated deficit	(29,422,935)	(28,114,125)
Total stockholder's deficit	(3,715,095)	(3,605,711)
Total liabilities and stockholder's equity	$2,316,152	$1,702,568

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31 2017,	March 31, 2016
REVENUES
Net Rental Revenue	$309,962	$73,267
Rental Expense	(347,203)	(294,742)
Gross Profit	(37,241)	(221,475)

Operating expenses:
General and administrative expenses	893,007	694,183
Income (Loss) from Operations	(930,248)	(915,658)

Other Income (Expense)
Licensing Revenue	13,500	13,500
Other Expense	3,624	-
Depreciation and amortization	(130,790)	-
Interest Expense	(288,236)	(47,286)
Impairment Loss	(27,500)	-
Change in fair value of derivative liabilities	50,839	(4,024)
Other Income (Loss) Before Provision for Taxes	(378,563)	(37,810)

Provision for taxes	-	-
NET INCOME (LOSS)	$(1,308,810)	$(953,468)

Loss per share - basic and fully diluted	(0.03)	(0.03)

Weighted average common shares outstanding - basic and fully diluted	50,868,784	37,805,416

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities
Net Loss	$(1,308,810)	$(953,468)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	130,790	-
Fixed asset write-off	27,065	-
Share-based compensation	1,057,175	-
Impairment on investment	27,500	-
Change in fair value of derivative liabilities	(50,839)	4,024
Amortization of discount on convertible notes payable	53,678	-
Change in operating assets and liabilities:
Change in accounts receivable	(42,457)	(61,937)
Change in inventory	9,079	-
Prepaid expenses	(2,298)	342,808
Change in other assets	(555,657)	(21,902)
Change in accounts payable	(235,169)	162,881
Change in accrued liability - Related party	167,312	159,800
Change in accrued liability	34,341	-
Change in derivative liabilities, net of discount	186,086	-
Change in deferred rent	153,984	37,902
Change in deferred revenue	(13,500)	(13,500)
Net cash provided in operating activities	$(361,720)	(343,392)
Investing Activities
Purchase of property and equipment	(135,000)	(317,090)
Net cash used in investing activities	$(135,000)	(317,090)
Financing Activities
Repayments of convertible notes payable	(50,000)
Stock issued for Convertible notes	50,000
Proceeds from convertible notes payable	565,000	663,750
Net cash provided by financing activities	$565,000	663,750
Net (Decrease) increase in Cash	68,280	3,268
Cash - beginning of period	51,333	36,001
Cash - end of the period	$119,613	$39,269

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental noncash financing activities:

Stock issued for debt settlement	$50,000	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

March 31, 2017 and 2016

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

Note 2 – Significant Accounting Policies and Practices

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Diego-Pellicier Worldwide, Inc. were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of our direct and indirect wholly owned subsidiary. Intercompany accounts and balances have been eliminated. These financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.

This Form 10-Q relates to the three months ended March 31, 2017 (the “Current Quarter”) and the three months ended March 31, 2016 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World- wide 1, Inc., Intercompany balances and transactions have been eliminated in consolidation.

New accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company’s balance sheet, net loss or stockholders’ equity.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted- average cost basis on the first-in, first-out (“FIFO”) method. Inventory consists of finished goods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of March 31, 2017, the outstanding balance allowance for doubtful accounts is $9,908.

The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, and other revenue sources once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”): (a) the agreement has been fully executed and delivered; (b) services have been rendered; (c) the amount is fixed or determinable; and (d) the collectability of the amount is reasonably assured. Thus, in the initial term of the lease, management has a policy of rent forbearance when the tenant first opens the facility to assure that the tenant has the best opportunity for success.

When the collectability is reasonably assured, in accordance with ASC 840 (“Leases”), as amended and interpreted, minimum annual rental revenue is recognized for rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net- cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock- based awards, it calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, it calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $5,043,668, and has an accumulated deficit of $29,422,934 at March 31, 2017. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. (“Plandai”) common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company is to obtain certain trademark rights certified by the government (expected by the end of 2016). The sale of shares pursuant to the exercise of the warrant have a “leak out” restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. In 2014, the Company used a third party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance.. During the year ended December 31, 2016, the Company recorded an impairment loss of $73,334.The Company recorded an additional Impairment loss for the quarter ended March 31, 2017 of $27,500. The estimated fair value of the investment at March 31, 2017 is $15,833, which approximates the intrinsic value of the warrant. The Company accounts for its investment under the cost method of accounting.

Note 5– Property and Equipment

The Company has incurred expenses in the build-out of one of its leased properties and acquired a large POD equipment for use in growing operations by lessee.

As of March 31, 2017, and December 31, 2016, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	March 31, 2017	December 31, 2016
Machinery and equipment	5 years	-	$39,145
Leasehold improvements	10 years	853,414	728,413
Less: Accumulated depreciation and amortization		(118,157)	(9,447)

Property and equipment, net		$735,257	$758,111

For the three months ending March 31, 2017 depreciation and amortization was $130,790 and $0 for the three months ended March 31, 2016.

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. $170,000 for December 31, 2016, and $170,000 for March 31, 2017

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. $150,000 for December 31, 2016 and $150,000 for March 31, 2017

Note 7– Notes Payable

On May 20, 2015, the Company entered into notes in total amount of $450,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest upon earlier of (i) the maturity date of November 17, 2015 and (ii) the date the Company raises capital whether through the issuance of debt, equity or any other securities, whichever occurs first. The Company will not raise this capital unless either (a) the proceeds of such financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. The Company received a waiver from investor for the convertible note entered into May 29, 2015 (see Note 11). As of March 31, 2017 and December 31, 2016, the outstanding principle balance of the note is $450,000. On April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

On July 8, 2015, the Company entered into notes in total amount of $135,628 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 10% annual interest upon earlier of (i) the maturity date of October 6, 2015 and (ii) the date the Company raises capital whether through the issuance of debt, equity or any other securities , whichever occurs first. The Company will not raise this capital unless either (a) the proceeds of such financing are being directed at the closing of such financing to irrevocably repay this note in full, or (b) Investor consents to an alternative use of proceeds from such financing. In connection with the issuance of these notes, the Company issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $90,563 to the warrants and $45,065 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of March 31, 2017, and December 31, 2016, the outstanding principle balance of the note is $135,628. On April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

On August 31, 2015, the Company entered into notes in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of March 31, 2017, and December 31, 2016, the outstanding principal balance of the note is $126,000

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. During the year ended December 31, 2016, the Company paid $15,000 towards accrued interest and $5,950 towards principal. As of March 31, 2017, and December 31, 2016, the outstanding principle balance of the note is $129,050.

On February 8, 2016, the Company entered into notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of March 31, 2017, and December 31, 2016, the outstanding principle balance of the note is $470,000. On April 11, 2017, this note was consolidated into a convertible note due April 10, 2019.

Note 8 – Convertible Note Payable

The Company has entered into convertible notes with third parties. The convertible notes require the Company to repay the principal, together with interest. In the event that the notes are not paid by the maturity date then the note holder shall have the right to convert the amount outstanding into shares of common stock at a discounted price. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $947,302 for the quarter ended March 31 ,2017. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. In this case, the Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Convertible notes	Discount		Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2016	370,500	36,344		334,156	338,282
Issuance of convertible notes	565,000	511,323		3,677	751,087
Conversion of convertible notes payable	(50,000)		-	-	(91,228)
Change in fair value of derivatives	-	-		-	(50,839)
Balance March 31, 2017	$885,500	$547,667		$337,833	$947,302

The following assumptions were used in calculations of the Black Scholes model for the period ended March 31, 2017 and 2016 .

	March 31, 2017	March 31, 2016
Risk-free interest rates	1.03-1.27%	0.29-1.20%
Expected life	0.74-1.99 year	0.25-1 year
Expected dividends	0%	0%
Expected volatility	161-281%	142-356
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.28 -0.28	$0.20 -0.77

Note 9 – Stockholders’ Equity (Deficit)

As of March 31, 2017, there are currently 2,527,313 warrants outstanding.

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2016 and 2015:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Annual dividend yield	0%	0%
Expected life (years)	5	5
Risk-free interest rate	1.10%	0.90%
Expected volatility	246	266

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	2,027,313	$1.18	3.43
Granted	500,000	-	-
Balance outstanding, March 31, 2017	2,527,313	$0.99	3.51
Exercisable, March 31, 2017	2,527,313	$0.99	3,51

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of March 31, 2017, no shares had been granted under the plan.

An option grant for 1,000,000 was made in 2016 in exchange for consulting services. An additional 4,899,180 were granted this quarter in connection with the employment contract of two executives.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,000,000	$0.30	4.50
Granted	4,899,180	0.25	4.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2017	5,899,180	$0.26	8.92
Exercisable, March 31, 2017	200,000	$0.30	4.26

Thus, the options under Equity Incentive Plan and the options granted new executives of 5,899,180 total 5,899,180 common shares that have been granted as of March 31,2017. Of this total, options for 4,424,590 shares are exercisable.

Note 10 – COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process and sell certain products to the general public. Currently the Company has four (4) separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2017 and 2016. Properties were leased for a three (3) to five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. Each of the properties, except for one, have fixed monthly rentals (exclusive of the triple net terms). In Washington, there is one property which was leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental (exclusive of the triple net terms).

As of March 31, 2017, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2017	$835,934
2018	1,075,271
2019	681,504
2020	76,163
Total	$2,668,872

COLORADO
2017	$770,748
2018	1,008,688
2019	681,504
2020	76,163
Total	$2,537,103

WASHINGTON
2017	$65,186
2018	66,583
Total	$131,769

Rent expense for the Company’s operating leases for the year quarter ended March 31, 2017 and 2016 was $347,203 and $294,742, respectively.

Note 11 – Subsequent Events

On April 11, 2017, the Company agreed with two of its lenders to amend the terms of several of its loans and consolidate the advances. The principle amount extended and consolidated at March 31, 2017 is $2,123,676 See Note 7, Notes Payable. Interest payments on these notes are deferred for one year after which the interest is paid quarterly limited to 15 percent of pretax profit plus the interest for the quarter

The company also settled a lawsuit with a former director on May 10, 2017 for accrued salaries of $341,254 plus $93,846 for cash and stock. The company paid $50,000 in cash and issued 1,000,000 shares of common stock on May 10, 2017, and agreed to pay $75,000 in cash on or before November 10, 2017. The settlement has been fully reserved at March 31, 2017.

On April 10, 2017, the Company entered into a convertible note in total amount of $75,000 with third parties for use as operating capital. The convertible note requires the Company to repay the principal, together with 12% annual interest by the maturity date of January 09, 2017. The convertible note can be converted into common stock of the Company at the lower of (i) a 40% discount of the average of the lowest 5 trading price during the previous ten (10) trading days to the date of a Conversion Notice; or (ii) a 40% discount of the average of the lowest 5 trading price during the previous ten (10) trading days, before the due date that this note was executed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on May 31 , 2017 for the year ended December 31, 2016. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of legislation allowing for the legalization of cannabis operations in several states:

It is expected that the industry will operate under stringent regulations within the various state jurisdictions. The company’s primary business plan is to lease various properties to licensed operators in these jurisdictions to grow, process and sell cannabis and related products. These leases will provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations as well though our policy of taking an option on our tenants ‘operating company.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2017	March 31, 2016	$	%
Revenues
Rental income	$309,962	$374,385	$(64,422)	-17%

Provision for uncollectible rents	-	(301,118)	(301,118)	100%
Total Revenues	$309,962	$73,267	$(236,695)	323%

Revenues. For the three months ended March 31, 2017 and 2016, the Company had leased three facilities to licensees in Colorado and one in Washington. These licensees opened their retail operations this quarter resulting in the company not having to reserve for uncollectable accounts that was done last year. This is a significant event for the company. For the first time in the company’s history as there are four facilities generating rental income. As a result, total revenue for the three months ended March 31, 2017 was $309,962, as compared to $73,267 for the three months ended March 31, 2016, an increase of $236,695. The increase was attributable to the rent received after the opening of the tenant’s retail and grow operations in Washington and Colorado.

In contrast, for the three months ended March 31, 2016, rental income of $374,385 was due from the Colorado sub-leases, $301,117 of which has been reserved as uncollectible from the tenant pending final approval of their licenses.

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2017	March 31, 2016	$	%
Total revenues
Rental Income	$309,962	$73,267	$236,695	323%
Rent expense	347,203	294,742	52,461	18%
Gross Profit	(37,241)	$(221,475)	$184,234	83%
General and administrative expense	893,006	694,184	198,822	29%
Loss from operations	$(930,247)	$(915,658)	$14,588	2%

Gross profit. Rent expense exceeded rental income by $37,241 this quarter as a result of reduced rental income from the tenants to promote new store success. This had a negative effect on margins for the quarter.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2017 were $893,006, compared to $694,184 for the three months ended March 31, 2016. The increase of $198,822, which was mostly attributable to non- employee stock compensation during three months ended March 31, 2017.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2017	March 31, 2016	$	%
Other income (expense):
Interest expense	$(288,236)	$(47,286)	$(240,950)	-610%
Other income and expense	(141,166)	13,500	(154,666)	-1,146%
Change in fair value of derivative liabilities	50,839	(4,024)	54,863	-1,363%
Net other income	$(378,563)	$(37,810)	$(340,753)	-901%

* Not divisible by zero

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2017	March 31, 2016	$	%
Net Cash provided by (used in) operating activities	$ (361,720)	$(343,392)	(18,328)	$(5)%
Net Cash used in investing activities	(135,000)	(317,090)	$182,090	57%
Net Cash used in financing activities	565,000	663,750	(98,750)	(15)%
Net Increase in Cash	68,280	3,268	65,012	1,989%
Cash - beginning of period	51,333	36,001	15,332	43%
Cash - end of period	$119,613	$39,269	$80,344	205%

Operating Activities. For the three months ended March 31, 2016, the net cash used of $361,720 was also due to a net loss and partially offset by an increase in accounts payable.

Investing Activities. The cash used in investing activities for the three months ended March 31, 2017 of $135,000. For the three months ended March 31, 2016, cash used for investing activities amounted to $317,090, which includes $317,090 on acquisition of property and equipment.

Financing Activities. During the three months ended March 31, 2017, $565,000 in proceeds were from convertible notes payable. During the three months ended March 31, 2016, we received $470,000 from proceeds from note payable.

Non-Cash Investing and Financing Activities. Non cash activities for the three months ended March 31, 2017 was the conversion of a convertible note for $50,000 in principal and $3,303 in interest. 469,260 shares of common stock was issued for this conversion

Off-Balance Sheet Arrangements

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

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: May 20 , 2017	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

