Form 10-Q
period 2017-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2017-08-29
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Small Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 28, 2017 there were 57,708,297 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and equivalents	$8,544	$51,333
Accounts receivable	144,503	-
Prepaid expenses	71,717	482,765
Inventory	32,400	47,025
Total current assets	257,164	581,123
Property and equipment, net	626,547	758,112
Investments, at cost	-	43,333
Security deposits	320,000	320,000
Other assets	8,000	-
Total assets	$1,211,711	$1,702,568
Liabilities and Stockholder's Deficit
Current liabilities:
Accounts Payable	$543,014	$823,797
Accrued Payable - Related Party	814,233	509,294
Accrued Expenses	316,224	1,207,803
Notes Payable - Related Party	307,312	307,312
Notes Payable	126,000	1,310,678
Convertible Note, net of discount	2,645,300	334,156
Deferred rent	269,765	107,957
Deferred Revenue	53,000	53,000
Derivative liabilities	5,783,534	338,282
Warrant Liabilities	311,216	-
Total current liabilities	11,169,598	4,992,279
Deferred revenue	289,000	316,000
Total liabilities	11,458,598	5,308,279
Stockholder's deficit
Series A and B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 share issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.000001 par value, 95,000,000 shares authorized, 52,598,307 and 49,081,878 shares were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	53	49
Additional paid-in capital	26,002,501	24,508,365
Stock to be issued	157,096	-
Accumulated deficit	(36,406,537)	(28,114,125)
Total stockholder's deficit	(10,246,886)	(3,605,711)
Total liabilities and stockholder's deficit	$1,211,711	$1,702,568

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30 2017	June 30 2016	June 30, 2017	June 30, 2016
REVENUES
Net Rental Revenue	$545,035	149,601	$854,997	$222,868
Rental Expense	(289,918)	(278,921)	(637,121)	(573,663)
Gross Profit	$255,117	$(129,320)	$217,876	$(350,795)

Operating expenses:
General and administrative expenses	1,674,826	2,648,745	2,567,821	3,342,927
Selling Expense	33,877	-	33,889	-
Depreciation Expense	108,710	-	239,499	-
Income (Loss) from Operations	$(1,562,296)	$(2,778,065)	$(2,623,333)	$(3,693,722)

Other Income (Expense)
Licensing Revenue	13,500	13,500	27,000	27,000
Other Income (Expense)	3,061	-	45,830	-
Interest Expense	(446,762)	(58,370)	(734,998)	(105,656)
Impairment Loss	(15,833)	-	(82,478)	-
Extinguishment of Debt	(5,607,836)	-	(5,607,836)
Change in derivative liabilities	943,780	110,360	994,619	106,336
Change in value of Warrants	(311,216)	-	(311,216)	-
Total Other Income (Loss)	$(5,421,306)	$65,490	$(5,669,079)	$27,680

Provision for taxes	-	-	-	-
NET INCOME (LOSS)	$(6,983,602)	$(2,712,575)	$(8,292,412)	$(3,666,04	2)

Loss per share - basic and fully diluted	(0.13)	(0.07)	(0.16)	(0.09)

Weighted average common shares outstanding - basic and fully diluted	52,598,308	41,312,180	52,598,308	39,568,485

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Net Loss	$(8,292,412)	$(3,666,042)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	239,499	-
Amortization of Debt Costs	-	4,141
Amortization of discount	190,984	-
Share-based compensation	1,527,713	2,792,544
Impairment on investment	82,478	-
Change in fair value of derivative liabilities	(994,619)	(106,336)
Extinguishment of Debt	5,607,836	-
Change in value of warrants	311,216	-
Change in operating assets and liabilities:
Change in accounts receivable	(144,503)	(151,538)
Change in inventory	14,624	(8,096)
Prepaid expenses	411,048	24,476
Change in other assets	(8,000)	(33,152)
Change in accounts payable	(302,862)	512,912
Change in accrued liability - Related party	304,939	360,400
Change in accrued liability	388,511	-
Change in deferred rent	161,808	(43,174)
Change in deferred revenue	(27,000)	(27,000)
Net cash provided in operating activities	(528,739)	(340,865)
Investing Activities
Purchase of property and equipment	(125,000)	(394,090)
Net cash used in investing activities	(125,000)	(394,090)
Financing Activities
Proceeds from note payable	-	470,000
Proceeds from sale of common stock	-	245,001
Proceeds from convertible notes payable	740,000	-
Repayment of notes payable	(129,050)	-
Net cash provided by financing activities	610,950	$715,001
Net (Decrease) increase in Cash	(42,789)	(19,954)
Cash - beginning of period	51,333	36,001
Cash - end of the period	$8,544	$16,047

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental noncash financing activities:

Stock issued for debt settlement	$50,000	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

June 30, 2017 and 2016

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

History

On March 13, 2015 (the “closing date”), Diego Pellicer Worldwide, Inc. f/k/a Type 1 Media, Inc. (the “Company”) closed on a merger and share exchange agreement by and among (i) the Company, and (ii) Diego Pellicer World-wide, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company. Diego was merged with and into the Company, with the Company to continue as the surviving corporation in the Merger and the Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Diego.

The Merger has been accounted for as a reverse merger and recapitalization in which Diego is treated as the accounting acquirer and Diego Pellicer Worldwide, Inc. is the surviving legal entity.

Business Operations

The Company leases real estate to licensed marijuana operators providing complete turnkey growing space, processing space, recreational and medical retail sales space and related facilities to licensed marijuana growers, processors, dispensary and recreational store operators. Additionally, the Company plans to explore ancillary opportunities in the regulated marijuana industry as well as offering for wholesale distribution branded non-marijuana clothing and accessories.

Until Federal law allows, the Company will not grow, harvest, process, distribute or sell marijuana or any other substances that violate the laws of the United States of America or any other country.

Note 2 – Significant Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying condensed consolidated financial statements of Diego Pellicer Worldwide, Inc. were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.

This Form 10-Q relates to the three months and six months ended June 30, 2017 (the “Current Quarter”) and the three months and six months ended June 30, 2016 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, shareholders equity or accumulated deficit.

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

Certain estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could influence our estimates that could cause actual results to differ from our estimates. The Company intends to re-evaluate all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Fair Value Measurements

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Property and Equipment, and Depreciation Policy

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Leasehold improvements are amortized over the term of the lease. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a cost basis on the first-in, first-out (“FIFO”) method. Inventory consists of finished goods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of June 30, 2017, the outstanding balance allowance for doubtful accounts is $9,908.

The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, and other revenue sources once all the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition: (a) the agreement has been fully executed and delivered; (b) services have been rendered; (c) the amount is fixed or determinable; and (d) the collectability of the amount is reasonably assured. Thus, during the initial term of the lease, management has a policy of partial rent forbearance when the tenant first opens the facility to assure that the tenant has the opportunity for success.

When the collectability is reasonably assured, in accordance with ASC Topic 840 “Leases” as amended and interpreted, minimum annual rental revenue is recognized for rental revenues on a straight-line basis over the term of the related lease.

When management concludes that the Company is the owner of tenant improvements, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

In January 2014, the Company entered into an agreement to license certain intellectual property to an unrelated company. In consideration, the Company received warrants to purchase shares of the licensee’s common stock, The value of the warrants were recorded as an investment and the deferred revenue was being amortized over the ten year term of the licensing agreement.

Leases as Lessor

The Company currently leases properties in locations that meet the regulatory criteria applicable to cannabis operations by the respective regulatory jurisdiction and acceptable to sub-lessees for the sale, production, and development of their products. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company leases are currently all classified as operating leases.

Minimum base rent is recorded on a straight-line basis over the lease term after an initial period during which the tenant is establishing the business and during which the Company may forbear some or all of the rent. The Company is more likely than not to forbear some or all of the rental income which it considers uncollectable during the tenant’s initial ramp-up period (see Revenue Recognition above). The tenant is still liable for the full rent, although the collectability may be unlikely and the Company may not expect to collect it.

Leases as Lessee

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and certain option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. Deferred rent is presented on current liabilities section on the consolidated balance sheets.

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

Preferred Stock

The Company applies the guidance enumerated in ASC Topic 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, it classifies its preferred shares in stockholders’ equity. Preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC Topic 815-40 “Contracts in Entity’s Own Equity.” The Company classifies as assets or liabilities any contracts that require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside our control or give the counterparty a choice of net-cash settlement or settlement in shares. The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. The Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings (loss) per common share

Earnings (loss) per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported earnings (loss) by the weighted average shares outstanding. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,912,434, and has an accumulated deficit of $36,406,537 at June 30, 2017. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to continue to raise additional capital to be used for ongoing expenses, capital expenditures or repayment of debt. When, in the opinion of the Company, the tenants achieve sufficient profitability to pay full rents, rental revenues should exceed rental expense for the four subleased properties.

Note 4 – Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company was to obtain certain trademark rights certified by the government. The warrant has a restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. In 2014, the Company used a third-party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance. During the year ended December 31, 2016, the Company recorded an impairment loss of $73,334. The Company recorded an additional impairment loss for the six months ended June 30, 2017 of $43,333.

Note 5– Property and Equipment

As of June 30, 2017, and December 31, 2016, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	June 30, 2017	December 31, 2016
Machinery and equipment	5 years	-	$39,145
Leasehold improvements	10 years	853,413	728,413
Less: Accumulated depreciation and amortization		(226,866)	(9,447)

Property and equipment, net		$626,547	$758,111

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. These have remained unchanged, and are reported as $170,000 for December 31, 2016, and for June 30, 2017.

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. These have remained unchanged, and are reported as $150,000 for December 31, 2016, and for June 30, 2017.

Note 7– Notes Payable

On April 11, 2017, the Company issued two convertible notes (see Note 8). These were issued to refinance the following notes:

On May 20, 2015, the Company issued a note in total amount of $450,000 with third parties for use as operating capital. As of December 31, 2016, the outstanding principle balance of the note was $450,000.

On July 8, 2015, the Company issued a note in total amount of $135,628 with third parties for use as operating capital. As of December 31, 2016, the outstanding principle balance of the note is $135,628.

On February 8, 2016, the Company issued notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of December 31, 2016, the outstanding principle balance of the note is $470,000.

In accordance with in accordance with FASB Codification- Liabilities, 470-50-40-10, these liabilities were considered extinguished and the cost of the new financing of $5,607,836 was expensed in the quarter ended June 30, 2017.

On August 31, 2015, the Company issued a note in total amount of $126,000 with third parties for use as operating capital. The notes payable agreements required the Company to repay the principal, together with 5% annual interest by the maturity date of October 31, 2015 or the closing of a financing whereby the company receives a minimum of $126,000. In connection with the issuance of these notes, the Company issued 126,000 shares of common stock. The Company allocated the proceeds of the notes and equity based on the relative fair value at inception. The Company allocated $84,000 to the common stock and $42,000 to the debt. The difference between the face value of the notes and the allocated value has been accreted to interest expense over the life of the loan. As of June 30, 2017, and December 31, 2016, the outstanding principal balance of the note is $126,000

Note 8 – Convertible Note Payable

In addition to the two notes issued on April 11, 2017 referred to in Footnote 7, the Company issued several convertible notes in the second quarter ended June 30, 2017, The convertible notes require the Company to repay the principal, together with interest. The note holder shall have the right to convert the amount outstanding into shares of common stock at a discounted price. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $5,694,844 for the quarter ended June 30, 2017. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception for these notes. The company recorded a derivative liability of $88,690 for accrued interest relating to these notes.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2016	370,500	36,344	334,156	338,282
Issuance of convertible notes	2,923,842	575,945	2,347,897	6,036,297
Conversion of convertible notes	(50,000)	(13,247)	(36,753)	(85,022)
Change in fair value of derivatives	-	-	-	(683,403)
Balance June 30, 2017	$3,244,342	$599,042	$2,645,300	$5,694,844

The following assumptions were used in calculations of the Black Scholes model for the period ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Risk-free interest rates	0.52-1.38%	0.20-1.01%
Expected life	0.49-1.99 year	0.25-1 year
Expected dividends	0%	0%
Expected volatility	157-284%	142-252
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.28-0.28	$0.20 -0.77

Note 9 – Stockholder’s Equity (Deficit)

As a condition of their employment, the Board of Directors approved employment agreements with two new executives. This agreement provided among other things that additional shares will be granted each year over the term of the agreement should their shares as granted by this agreement fall below an ownership percentage of 7.5% of the outstanding stock. In addition, the board of directors affirmed an oral commitment that will entitle the CEO an annual grant of additional shares each year should his ownership percentage fall below of 10% of the outstanding stock. The Company has recorded an expense in the quarter ended June 30, 2017 related to the shares which will be issuable under these agreements for $157,096. For the six months ended June 30, 2017 the Company issued shares and options as equity compensation and signing bonuses in the amount of $1,527,713.

The following table presents our warrants and option features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2016 and June 30, 2017:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Annual dividend yield	0%	0%
Expected life (years)	3-10	5
Risk-free interest rate	1.10 – 2.34%	0.90%
Expected volatility	232 - 234	266

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	2,027,313	$1.18	3.43
Granted	2,650,000	-	-
Balance outstanding, June 30, 2017	4,677,313	$0.65	5.34
Exercisable, June 30, 2017	4,677,313	$0.65	5.34

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of June 30, 2017, no shares had been granted under the plan.

Options have been granted to several executives and consultants as contractual incentives as shown below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, March 31, 2017	5,899,180	$0.30	4.50
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, June 30, 2017	5,899,180	$0.26	8.67
Exercisable, June 30, 2017	200,000	$0.30	4.01

Note 10 – COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process, and sell certain products to the general public. Currently the Company has four (4) separate properties under lease in the states of Colorado and Washington.

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

As of June 30, 2017, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2017	$564,549
2018	1,075,271
2019	681,504
2020	76,163
Total	$2,397,487

Rent expense for the Company’s operating leases for the three months ended June 30, 2017 and 2016 was $289,918 and $278,921, respectively and for the 6 months ending June 30, 2017 and 2016 was $637,121 and $573,663, respectively.

Note 11 – Subsequent Events

In July 2017, the company closed two convertible notes, one for $63,000 and one for $163,500. Both notes provide that the borrower can convert the principle and accrued interest to a discounted value of common stock at the discretion of the borrower. In addition to the note, 5,109,990 security shares were issued to the note holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on May 31, 2017 for the year ended December 31, 2016. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of growing market for legalized cannabis being made possible by the escalating legislation allowing for the legalization of cannabis operations in the majority of states:

The industry is operating under stringent regulations within the various state jurisdictions. The company’s primary business plan is to lease, at a premium, various property to licensed operators in these jurisdictions to grow, process and sell cannabis and related products. The Company will also provide educational training, compliance consultation, branding, and related accessories to their tenants. These leases are expected provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations. Accordingly, the Company will selectively negotiate an option on our tenants’ operating company.

The company has already established four facilities in markets that have experienced high growth, Washington and Colorado. This growth is illustrated in the tables below:

Source: Washington State Liquor and Cannabis Board and Colorado Department of Revenue

The legalization taking place in other states such as California and Florida present opportunities many time that of Washington and Colorado. The Company is exploring opportunities in Oregon, California and Florida and is getting inquiries from other potential operators in other jurisdictions.

This market is projected to grow rapidly in the future as this chart below illustrates:

Source: Marijuana Business Daily

TRANSITION COSTS

This past six months has been a time of great transition for the company. An effective and experienced team had to be assembled to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, Additional capital needed to be raised in order to have sufficient cash to finish construction of the four facilities, build more facilities, and achieve a positive cash flow. Much of the Company’s debt was delinquent needed to be repaid or renegotiated. All the while, new markets had to be explored, new alliances forged and new opportunities prioritized.

Two executives joined the team in the first quarter after having been serving in a consulting capacity since the summer of 2016. One had been the CEO of a publicly traded company for 15 years the other had been a member on the boards of public companies, owned banks, and had extensive real estate operational and negotiation experience. We also engaged an advisor with extensive experience in national brand retail site selection, a consultant for branding and design that had been instrumental in the design of Apple stores and other facilities, and a world-renowned architect to design and standardize our retail facilities.

$740,000 in new capital was raised. New markets explored. Four facilities were opened and generating rents. Delinquent notes were renegotiated. The Company used options to convert to common stock and warrants of common stock to pay for these costs. The non-cash costs of $5,607,836 associated with renegotiating these notes are not capitalized but rather expensed in accordance with GAAP in the six months ended June 30, 2017.

Thus, much of the loss shown on the Income Statement in 2017 is the result of these transitional non-cash expenditures.

RESULTS OF OPERATIONS

After rental expense, the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Total revenues
Rental Income	$545,035	$149,601	$395,434	264%
Rent expense	(289,918)	(278,921)	10,997	4%
Gross Profit	$255,117	$(129,320)	$384,437	297%
General and administrative expense	1,674,826	2,648,745	(973,919)	(37)%
Selling expense	33,877	-	33,877	* %
Depreciation expense	108,710	-	108,710	* %
Loss from operations	$(1,562,296)	$(2,778,065)	$(1,215,769)	(44)%

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Total revenues
Rental Income	$854,997	$222,868	$632,129	284%
Rent expense	(637,121)	(573,663)	63,458	11%
Gross Profit	$217,876	$(350,795)	$568,671	162%
General and administrative expense	2,567,821	3,342,928	(775,107)	(23)%
Selling expense	33,889	-	33,889	* %
Depreciation expense	239,499	-	239,499	* %
Loss from operations	$(2,623,333)	$(3,693,722)	$(1,070,389)	(29)%

* Not divisible by zero

Gross profit. Rent revenue exceeded rental expense by $255,117 and 217,876 for the three and six months ended June 30, 2017 respectively, compared to a loss of $129,320 and $350,795 for the for the three and six months ended June 30, 2017 respectively. The increase in gross profit was primarily attributable to rental income from the opening of various locations for our tenants.

General and administrative. Our general and administrative expenses for the three and six months ended June 30, 2017 were $1,674,826, and $2,567,821 respectively, compared to $2,648,745 and $3,342,928 for the three and six months ended June 30, 2016 respectively. The decrease of $775,107 was mostly attributable to a reduction in salaries during the six months ended June 30, 2017.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Other income (expense):
Interest expense	$(446,762)	$(58,370)	$(388,392)	665%
Other income and expense	(5,607,108)	13,500	(5,620,608)	(41,634)%
Change in fair value of derivative and warrant liabilities	632,564	110,360	522,204	473%
Net other income	$(5,421,306)	$65,490	$(5,486,796)	(8,378)%

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Other income (expense):
Interest expense	$(734,998)	$(105,656)	$(629,342)	(596)%
Other income and expense	(7,087,480)	27,000	(7,114,480)	(26,350)%
Change in fair value of derivative and warrant liabilities	683,403	106,336	410,774	(372)%
Net other income	$(5,669,079)	$27,680	$(6,023,759)	(21,762)%

* Not divisible by zero

The increase of $6,023,759 for the six months ended June 30, 2017 over the six months ended June 30, 2016 was largely the result of the expensing of the entire financing costs for the convertible notes issued in the second quarter in connection with the refinancing of notes that had come due.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Net Cash used in operating activities	$(528,739)	$(340,865)	(187,874)	$55%
Net Cash used in investing activities	(125,000)	(394,090)	$269,090	(68)%
Net Cash used by financing activities	610,950	715,001	104,051	(15)%
Net Increase in Cash	(42,789)	(19,954)	22,835	114%
Cash - beginning of period	51,333	36,001	15,332	43%
Cash - end of period	$8,544	$16,047	$(7,503)	(47)%

Net Cash used in Operating Activities. For the Six months ended June 30, 2017, the operations used net cash of $528,739 due to a net loss.

Investing Activities. The cash used in investing activities for the six months ended June 30, 2017 of $125,000 for acquisition of property and equipment for facility construction.

Financing Activities. During the Six months ended June 30, 2017, $740,000 in proceeds were from convertible notes payable and there was a repayment of 129,050 for a note payable. During the Six months ended June 30, 2016, we received $715,001 from proceeds from note payable.

Non-Cash Investing and Financing Activities. Non-cash activities for the six months ended June 30, 2017 was the conversion of a convertible note for $50,000 in principal and $3,303 in interest. 469,260 shares of common stock were issued for this conversion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 29, 2017	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

