Form 10-Q/A
period 2017-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2017-08-30
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 29, 2017 (the "Form 10-Q") is to replace the version of the document that was erroneously filed, and to include updated schedules in the Management Discussion and Analysis section of the Form 10-Q.

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Net Loss	$(8,292,412)	$(3,666,042)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	239,499	-
Amortization of Debt Costs	-	4,141
Amortization of discount	190,984	-
Share-based compensation	1,527,713	2,792,544
Impairment on investment	82,478	-
Change in fair value of derivative liabilities	(994,619)	(106,336)
Extinguishment of Debt	5,607,836	-
Change in value of warrants	311,216	-
Change in operating assets and liabilities:
Change in accounts receivable	(144,503)	(151,538)
Change in inventory	14,624	(8,096)
Prepaid expenses	411,048	24,476
Change in other assets	(8,000)	(33,152)
Change in accounts payable	(302,861)	512,913
Change in accrued liability - Related party	304,939	360,400
Change in accrued liability	388,511	-
Change in deferred rent	161,808	(43,174)
Change in deferred revenue	(27,000)	(27,000)
Net cash provided in operating activities	(528,739)	(340,865)
Investing Activities
Purchase of property and equipment	(125,000)	(394,090)
Net cash used in investing activities	(125,000)	(394,090)
Financing Activities
Proceeds from note payable	-	470,000
Proceeds from sale of common stock	-	245,001
Proceeds from convertible notes payable	740,000	-
Repayment of notes payable	(129,050)	-
Net cash provided by financing activities	610,950	$715,001
Net (Decrease) increase in Cash	(42,789)	(19,954)
Cash - beginning of period	51,333	36,001
Cash - end of the period	$8,544	$16,047

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental noncash financing activities:

Stock issued for debt settlement	$50,000	$-

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

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2016	370,500	36,344	334,156	338,282
Issuance of convertible notes	2,923,842	575,945	2,347,897	6,474,054
Conversion of convertible notes	(50,000)	(13,247)	(36,753)	(85,022)
Change in fair value of derivatives	-	-	-	(943,780)
Balance June 30, 2017	$3,244,342	$599,042	$2,645,300	$5,783,534

The following assumptions were used in calculations of the Black Scholes model for the period ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Risk-free interest rates	0.52-1.38%	0.20-1.01%
Expected life	0.49-1.99 year	0.25-1 year
Expected dividends	0%	0%
Expected volatility	157-284%	142-252
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.28-0.28	$0.20 -0.77

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

Options have been granted to several executives and consultants as contractual incentives as shown below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,000,000	$0.30	4.50
Granted	4,988,180	0.25	4.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, June 30, 2017	5,899,180	$0.26	8.67
Exercisable, June 30, 2017	200,000	$0.30	4.01

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

Thus, much of the loss shown on the Income Statement in 2017 is the result of these transitional non-cash expenditures.

RESULTS OF OPERATIONS

After rental expense, the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Total revenues
Rental Income	$545,035	$149,601	$395,434	264%
Rent expense	(289,918)	(278,921)	10,997	4%
Gross Profit	$255,117	$(129,320)	$384,437	297%
General and administrative expense	1,674,826	2,648,745	(973,919)	(37)%
Selling expense	33,877	-	33,877	* %
Depreciation expense	108,710	-	108,710	* %
Loss from operations	$(1,562,296)	$(2,778,065)	$(1,215,769)	(44)%

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Total revenues
Rental Income	$854,997	$222,868	$632,129	284%
Rent expense	(637,121)	(573,663)	63,458	11%
Gross Profit	$217,876	$(350,795)	$568,671	162%
General and administrative expense	2,567,821	3,342,927	(775,107)	(23)%
Selling expense	33,889	-	33,889	* %
Depreciation expense	239,499	-	239,499	* %
Loss from operations	$(2,623,333)	$(3,693,722)	$(1,070,389)	(29)%

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

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Other income (expense):
Interest expense	$(446,762)	$(58,370)	$(388,392)	665%
Other income and expense	(5,607,108)	13,500	(5,620,608)	(41,634)%
Change in fair value of derivative and warrant liabilities	632,564	110,360	522,204	473%
Net other income	$(5,421,306)	$65,490	$(5,486,796)	(8,378)%

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2017	June 30, 2016	$	%
Other income (expense):
Interest expense	$(734,998)	$(105,656)	$(629,342)	(596)%
Other income and expense	(5,617,484)	27,000	(5,644,484)	(20,905)%
Change in fair value of derivative and warrant liabilities	683,403	106,336	577,067	(543)%
Net other income	$(5,669,079)	$27,680	$(5,696,759)	(20,581)%

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 30, 2017	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

