Form 10-Q
period 2017-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2017-11-20
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017 there were 60,737,336 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$107,462	$51,333
Accounts receivable	25,355	-
Prepaid expenses	78,746	482,765
Inventory	29,975	47,025
Deferred rent receivable	20,867	-
Total current assets	262,405	581,123
Property and equipment net	517,838	758,112
Investments at cost	-	43,333
Security deposits	320,000	320,000

Total assets	$1,100,243	$1,702,568

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$495,619	$823,797
Accrued payable - related party	743,166	509,294
Accrued expenses	186,499	1,207,803
Notes payable - related party	307,312	307,312
Notes payable	126,000	1,310,678
Convertible notes, net of discount	369,162	334,156
Deferred rent	77,182	107,957
Deferred revenue	53,000	53,000
Derivative liabilities	4,767,377	338,282
Warrant liabilities	379,084	-

Total current liabilities	7,504,401	4,992,279

Deferred revenue	275,500	316,000

Total liabilities	7,779,901	5,308,279

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 95,000,000 shares authorized, 57,008,298 and 49,081,878 shares outstanding as of September 30, 2017 and December 31, 2016, respectively,	57	49
Additional paid-in capital	26,791,545	24,508,365
Stock to be issued	6,986,424	-
Accumulated deficit	(40,457,684)	(28,114,125)

Total deficiency in stockholders’ equity	(6,679,658)	(3,605,711)

Total liabilities and deficiency in stockholders’ equity	$1,100,243	$1,702,568

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES
Net Rental Revenue	$297,428	$90,334	$1,152,425	$313,202
Rental Expense	(191,556)	(257,599)	(828,677)	(831,262)
Gross Profit	105,872	(167,265)	323,748	(518,060)

Operating expenses:
General and administrative expenses	871,217	738,532	3,439,038	4,081,460
Selling Expense	37,855	5,009	71,744	5,009
Depreciation Expense	108,710	-	348,209	-
Income (Loss) from Operations	(911,910)	(910,806)	(3,535,243)	(4,604,529)

Other Income (Expense)
Licensing Revenue	13,500	13,500	40,500	40,500
Other Income (Expense)	5,978		51,808
Interest Expense	(1,230,865)	(111,254)	(1,965,863)	(216,910)
Impairment Loss	-	(727,224)	(82,478)	(727,224)
Extinguishment of Debt	1,450,856		(4,156,980)
Change in Derivative Liabilities	(3,310,838)	(136,485)	(2,316,219)	(30,149)
Change in Value of Warrants	(67,868)		(379,084)
Total Other Income (Loss)	(3,139,237)	(961,463)	(8,808,316)	(933,783)

Provision for taxes
NET INCOME (LOSS)	$(4,051,147)	$(1,872,269)	$(12,343,559)	$(5,538,312)

Loss per share - basic and diluted	(0.07)	$(0.04)	(0.24)	$(0.14)

Weighted average common shares outstanding - basic and diluted	54,208,198	43,505,355	51,483,444	40,891,947

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(12,343,559)	$(5,538,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348,208	-
Impairment	82,478	727,224
Change in fair value of derivative liability	2,316,219	30,149
Change in value of warrants	379,084	-
Amortization of discount	1,289,247	58,850
Extinguishment of debt	4,156,980	-
Stock based compensation	2,094,733	2,662,704
Changes in operating assets and liabilities:
Accounts receivable	(25,355)	(151,872)
Inventory	17,049	(8,096)
Other receivable	-	(33,302)
Prepaid expenses	404,019	108,191
Deferred rent receivable	(20,867)	-
Other assets	-	3,000
Accounts payable	(350,256)	583,511
Accrued liability - related parties	373,877	234,078
Accrued expenses	381,097	440,835
Liabilities for equity shares to be issued	-	350,000
Deferred rent	(30,775)	(71,018)
Deferred revenue	(40,500)	(40,500)

Cash used in operating activities	(968,321)	(644,558)

Cash flows from investing activities:
Purchase of property and equipment	(125,000)	(412,090)

Cash used in investing activities	(125,000)	(412,090)

Cash flows from financing activities:
Proceeds from note payable	-	470,000
Proceeds from convertible notes payable	1,278,500	50,000
Repayments of notes payable	(129,050)	-
Proceeds from sale of common stock	-	530,491

Cash provided by financing activities	1,149,450	1,050,491

Net increase (decrease) in cash	56,129	(6,157)
Cash, beginning of period	51,333	36,001
Cash, end of period	$107,462	$29,844

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$50,000	$-
Notes converted to stock	3,031,843	-
Accrued interest converted to stock	122,311	-
Value of common stock to be issued for conversion of notes and accrued interest	6,655,028	-
Value of derivative liability extinguished upon conversion of notes and accrued interest	5,509,516	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

September 30, 2017 and 2016

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

This Form 10-Q relates to the three months and nine months ended September 30, 2017 (the “Current Quarter”) and the three months and nine months ended September 30, 2016 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

New accounting pronouncements

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for the company as of the first quarter of fiscal year 2020. The Company is evaluating the effect that this ASU will have on its financial statements and related disclosures.

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

In April 2016 the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after January 1. 2018. The Company is currently assessing the potential impact of ASU 2016-10 on its financial statements and related disclosures.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancy:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter

Buildings – 20 years

Inventory

The company conforms to the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a cost basis on the first-in, first-out (“FIFO”) method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from sub lessee. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of September 30, 2017, the outstanding balance allowance for doubtful accounts is $9,908.

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

In January 2014, the Company entered into an agreement to license certain intellectual property to an unrelated company. In consideration, the Company received warrants to purchase shares of the licensee’s common stock, the value of the warrants was recorded as an investment and the deferred revenue is being amortized over the ten year term of the licensing agreement.

Leases as Lessor

The Company currently leases properties to licensed cannabis operators for locations that meet the regulatory criteria applicable by the respective regulatory jurisdiction for the sale, production, and development of cannabis products. The Company evaluates the lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The Company leases are currently all classified as operating leases.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through September 30, 2017, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

Although the Company has been successful raising additional capital, there is no assurance that the company will sell additional shares of stock or borrow additional funds. The Company’s ability to raise additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company was to obtain certain trademark rights certified by the government. The warrant has a restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. In 2014, the Company used a third-party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance. During the year ended December 31, 2016, the Company recorded an impairment loss of $73,334. The Company recorded an additional impairment loss for the nine months ended September 30, 2017 of $43,333.

Note 5– Property and Equipment

As of September 30, 2017, and December 31, 2016, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	September 30, 2017	December 31, 2016
Machinery and equipment	5 years	-	$39,145
Leasehold improvements	10 years	853,413	728,413
Less: Accumulated depreciation and amortization		(335,575)	(9,446)

Property and equipment, net		$517,838	$758,112

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. These have remained unchanged, and are reported as $170,000 for December 31, 2016, and for September 30, 2017.

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. These have remained unchanged, and are reported as $150,000 for December 31, 2016, and for September 30, 2017.

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

On August 31, 2015, the Company issued a note in total amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of September 30, 2017, the outstanding principal balance of the note was $126,000.

Note 8 – Convertible Note Payable

In addition to the two notes issued on April 11, 2017 referred to in Footnote 7, the Company issued several convertible notes in the nine months ending September 30, 2017. The note holder shall have the right to convert the amount outstanding into shares of common stock at a discounted price. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $4,767,377 for the quarter ended September 30, 2017. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception for these notes.

Several convertible note holders elected to convert their notes to stock during the nine months ended September 30, 2017. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2016	370,500	36,344	334,156	338,282
Issuance of convertible notes	3,762,342	1,278,500	2,483,842	7,622,392
Conversion of convertible notes	(3,031,843)	(116,180)	(2,915,663)	(5,509,516)
Change in fair value of derivatives	—	—	—	2,316,219
Amortization	—	(466,827)	466,827	—
Balance September 30, 2017	$1,100,999	$731,837	$369,162	$4,767,377

The following assumptions were used in calculations of the Black Scholes model for the period ended September 30, 2017 and 2016.

	September 30, 2017	September 30, 2016
Risk-free interest rates	1.06-1.39%	0.29-0.59%
Expected life	0.24-1.53 year	0.25-1 year
Expected dividends	0%	0%
Expected volatility	174-230%	142-356
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.18	$0.20 -0.77

Note 9 – Stockholders’ Equity

The following table presents the company’s warrants and option features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2016 and September 30, 2017:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Annual dividend yield	0%	0%
Expected life (years)	3-10	5
Risk-free interest rate	1.10 – 2.34%	0.90%
Expected volatility	232 - 234	266

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	2,027,313	$1.18	3.43
Exercisable, December 31, 2016	2,027,313	$1.18	3.43
Granted	2,900,000	-	-
Balance outstanding, September 30, 2017	4,927,313	$0.65	5.07
Exercisable, September 30, 2017	4,927,313	$0.65	5.07

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of September 30, 2017, no shares had been granted under the plan.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives received a similar grant each to maintain his ownership percentage at 7.5% of the outstanding stock.

Options have been granted to several executives and consultants as contractual incentives as shown below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,000,000	$0.30	4.50
Exercisable, December 31, 2016	200,000	$0.30	4.50
Granted	4,899,180	0.25	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2017	5,899,180	$0.26	8.40
Exercisable, September 30, 2017	2,849,590	$0.26	8.56

During the nine months ended September 30, 2017 3,609,990 common shares valued at $513,585 were issued as security for the payment of convertible notes. Among these shares issued for security deposits, 1,899,990 shares valued at $257,259 is refundable and were recorded in a contra equity account.

During the nine months ended September 30, 2017, 4,918,965 shares of common stock valued at $1,119,403 were issued as share-based compensation. 1,205,128 shares were authorized but not issued as of September 30, 2017.

During the nine months ended September 30, 2017, the Company incurred total option expense of $975,330.

During the nine months ended September 30, 2017, 1,000,000 shares of common stock valued at $245,600 were issued for a debt settlement.

During the nine months ended September 30, 2017, owners of convertible notes have converted their notes in exchange for 67,435,366  shares of common stock valued at $6,672,953. Among these shares issued for notes conversion, 66,966,106 were authorized but not issued as of September 30, 2017.

Note 10 – COMMITMENTS AND CONTINGENCIES

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process, and sell certain products to the public. Currently the Company has four separate properties under lease in the states of Colorado and Washington.

In Colorado, there are three properties leased in 2017 and 2016. Properties were leased for a three to five year period with an option for an additional five years, and carry terms requiring triple net payments. Each of the properties have fixed monthly rentals with periodic increases in the monthly rental rate. In Washington, there is one property which was leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental. As of September 30, 2017, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2017	$541,110
2018	1,131,078
2019	746,039
2020	594,444
2021	431,227
2022	240,000
2023	240,000
2024	240,000
2025	40,000
Total	$4,203,898

Rent expense for the Company’s operating leases for the three months ended September 30, 2017 and 2016 was $191,556 and $257,599 respectively and for the nine months ending September 30, 2017 and 2016 was $828,677 and $831,262 respectively.

Note 11 – Subsequent Events

In November 2017, the Company notified its shareholders of its intention to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 95,000,000 shares to 195,000,000 shares. A majority of shareholders of record as of September 17, 2017 approved this increase.

Subsequent to September 30, 2017, the Company has issued 3,729,038  shares of common stock to convertible notes holders who converted their notes during nine months ended September 30, 2017, resulting in the increase in shares of common stock authorized and issued from 57,008,298 at September 30, 2017 to 60,737,336 as of November 20, 2017.

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

This market is projected to grow rapidly in the future as this chart below illustrates:

Source: Marijuana Business Daily

2017 A YEAR OF TRANSITION

This past nine months has been a time of great transition for the Company. An effective and experienced team had to be assembled to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, Additional capital needed to be raised in order to have sufficient cash to finish construction of the four facilities, build more facilities, and achieve a positive cash flow. Much of the Company’s debt was delinquent and needed to be repaid or renegotiated. New markets had to be explored, new alliances forged, and opportunities prioritized.

Two experienced executives joined the management team in the first quarter 2017 after having served in a consulting capacity since the summer of 2016. One executive had been the CEO of a publicly traded company for 15 years and the other had founded and operated several financial institutions and served on the boards of several public companies. The Company also engaged an advisor with extensive experience in national brand retail site selection, a consultant for branding and design that had been instrumental in the design of Apple stores and other facilities, and a world-renowned architect to design and standardize our retail facilities.

$1,278,500 in new capital was raised. New markets were explored. Four facilities were opened and began generating rents. All delinquent notes were renegotiated.

RESULTS OF OPERATIONS

After rental expense, the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2017	September 30, 2016	$	%
Total revenues
Rental Income	$297,428	$90,334	$207,094	230%
Rent expense	(191,556)	(257,599)	66,043	26%
Gross Profit	$105,872	$(167,265)	$273,137	164%
General and administrative expense	871,217	738,532	132,685	18%
Selling expense	37,855	5,009	32,846	656%
Depreciation expense	108,710	-	108,710	* %
Loss from operations	$(911,910)	$(910,806)	$(1,104)	* %

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2017	September 30, 2016	$	%
Total revenues
Rental Income	$1,152,425	$313,202	$839,223	268%
Rent expense	(828,677)	(831,262)	2,585	-%
Gross Profit	$323,748	$(518,060)	$841,808	163%
General and administrative expense	3,439,038	4,081,460	(642,422)	(16)%
Selling expense	71,744	5,009	66,735	1,333%
Depreciation expense	348,209	-	348,209	* %
Loss from operations	$(3,535,243)	$(4,604,529)	$(1,069,286)	(23)%

* Not divisible by zero

Gross profit. Rent revenue exceeded rental expense by $105,872 and $323,748 for the three and nine months ended September 30, 2017 respectively, compared to a loss of $167,265 and $518,060 for the for the three and nine months ended September 30, 2016 respectively. The increase in gross profit was primarily attributable to rental income from the completion of construction and the commencement of operations in the Company’s four facilities.

General and administrative. Our general and administrative expenses for the three and nine months ended September 30, 2017 were $871,217, and $3,439,038 respectively, compared to $738,532 and $4,081,460 for the three and nine months ended September 30, 2016 respectively. The decrease of $642,422 for the 9 months was mostly attributable to a reduction in salaries during the nine months ended September 30, 2017. The increase of $132,685 for the three months ended September 30, 2017 was relatively consistent with previous periods.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2017	September 30, 2016	$	%
Other income (expense):
Interest expense	$(1,230,865)	$(111,254)	$(1,119,611)	1,007%
Other income and expense	1,470,334	(713,724)	2,184,058	306%
Change in fair value of derivative and warrant liabilities	(3,378,706)	(136,485)	(3,242,221)	(2,376)%
Net other income	$(3,139,237)	$(961,463)	$(2,177,774)	(227)%

* Not divisible by zero

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2017	September 30, 2016	$	%
Other income (expense):
Interest expense	$(1,965,863)	$(216,910)	$(1,748,953)	(807)%
Other income and expense	(4,147,150)	(686,724)	(3,460,426)	504%
Change in fair value of derivative and warrant liabilities	(2,695,303)	(30,149)	(2,665,154)	(8,840)%
Net other income	$(8,808,316)	$(933,783)	$(7,874,533)	(844)%

* Not divisible by zero

The increase in other expense of $7,874,533 and $2,177,774 respectively for the nine months and three months ended September 30, 2017 September 30, 2016 was largely the result of the noncash financing costs, change in derivative liabilities and interest for the convertible notes issued in connection with the refinancing of notes that had come due and the subsequent conversion of a portion of those notes.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2017	September 30, 2016	$	%
Net Cash used in operating activities	$(968,321)	$(644,558)	(323,763)	$(50)%
Net Cash used in investing activities	(125,000)	(412,090)	$287,090	69%
Net Cash used by financing activities	1,149,450	1,050,491	98,959	9%
Net Increase in Cash	56,129	(6,157)	62,286	1,012%
Cash - beginning of period	51,333	36,001	15,332	43%
Cash - end of period	$107,462	$29,844	$77,618	260%

Net Cash used in Operating Activities. For the nine months ended September 30, 2017, the operations used net cash of $968,321.

Investing Activities. The cash used in investing activities for the nine months ended September 30, 2017 of $125,000 for acquisition of property and equipment for facility construction.

Financing Activities. During the nine months ended September 30, 2017, $1,149,450 in net proceeds were from notes payable issued less notes paid. During the nine months ended September 30, 2016, the company received $1,050,491 from financing proceeds.

Non-Cash Investing and Financing Activities. Non-cash activities for the nine months ended September 30, 2017 was the conversion of a convertible note for $50,000 in principal and $3,303 in interest. 469,260 shares of common stock were issued for this conversion

Off-Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 20, 2017	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

