Form 10-K
period 2017-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2018-04-17
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of April 12, 2018, the registrant had 229,650,261 shares issued and outstanding.

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

Revenue Generation and Growth

Diego generates current revenue and stages future revenue streams through the following processes:

●	Acquire target properties to be improved for the growing, processing, distribution, and sale of medical and recreational marijuana, extracts and ancillary products.

●	Build and lease turnkey Retail, Processing and/or Growing facilities.

●	Create future merger agreements with those operators deemed capable of carrying the Diego brand.

●	Negotiate merger agreements with favored partners that will trigger when marijuana commerce becomes legal federally.

●	Own DP Brands and other Intellectual Property.

●	Charge reasonable rents to tenants to recover all build-out and start-up investment plus profit margin over the first lease term.

●	Sell non-cannabis branded products lines such as apparel and edibles to Diego stores.

●	Create an e-commerce platform selling non-cannabis branded merchandise

●	Continue to build and market the brand utilizing all forms of media including traditional and digital media, social media, e-commerce, and strategic partners.

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

What we accomplished in 2017:

In 2017, Diego opened three Colorado facilities. With the Washington facility having opened in the latter part of 2016, Diego now had four facilities generating rent in 2017 for nearly the full year. The tenants in their first year of operation were quickly growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2017 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail (recreational and medical)	3,300 sq.	Denver	CO
Grow Warehouse	18,600 sq.	Denver	CO
Grow Warehouse	14,800 sq.	Denver	CO
Retail (recreational and medical)	4,500 sq.	Seattle	WA

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016.

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

Our Seattle and Denver stores have been met with enthusiastic demand growing revenues quickly. This is proving the initial Diego concept.

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

Figure 1: CNN/ORC Poll Results on Marijuana Use in the US

1 CNN 2015

2 Marijuana Business Daily, November 14, 2016

The US state-sanctioned medical and recreational marijuana market generated a total revenue of $5.4 billion in 2015, boosted by an incredible growth in the recreational sector of sales, from $351M to $998M, an estimated increase of 184% over 2014. By comparison, the marijuana market is less than 3% of the US tobacco market, a $144 billion market that has no medicinal value, and less than 3% of the alcohol market, which valued at $113.5 billion in 2014 3.

Legalization resulted in rapid revenue growth in the U.S. Recreational is the big growth market. The marijuana secondary and tertiary markets have not yet been analyzed as sources of revenue; however, emerging secondary markets such as marijuana tourism could become a significant source of income for recreational legal states. As a point of comparison, Holland earns $48.55 billion per year in tourist dollars. Of the 10 million tourists, 5.5 million or 55% of tourists visit bars and marijuana cafes, generating a total of nearly $27 billion and 220,000 jobs. 4 This equals roughly 30% of all business revenue generated in Washington State in 2012.5

Marijuana has become a major issue in state elections as voters are seeking politicians that support legalization.6 As states legalize marijuana, and international markets develop, the emerging legalized marijuana industry will begin to rival that of tobacco and alcohol. Table 1 summarizes 2016 estimated revenues generated by marijuana retail sales based on a number of sources, including state marijuana program reports.

Table 1 7

This table was published in 2016. As can be seen, the actual results are far surpassing the results expected just two years ago when 2017 was expected to hit $8.5 billion but instead reached $10 billion.

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

Table 2: Registered Medical Marijuana Patients 20158

State	Registered Patients
Arizona	$87,733
California	775,000
Colorado	107,534
Connecticut	8,201
DC	3,577
Delaware	776
Hawaii	13,150
Illinois	4,400
Maine	20,000
Massachusetts	19,000
Michigan	344,000
Montana	30,000
New Hampshire	1,600
New Jersey	6,354
New Mexico	19,629
Nevada	13,561
Oregon	77,620
Rhode Island	12,815
Vermont	2,477
Washington	125,000
Estimated Total Patients	$1,508,594

8 Marijuana Business Daily 2016

Another indirect measure of market distribution is the number of medical marijuana dispensaries. Table 3 provides the distribution of dispensaries across the US.

Table 3: Registered Medical Marijuana Dispensaries 9

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

9 Source: (Marijuana Business Daily 2016; Illinois Cannabis Patients Association, 2010; Leal, 2014; Marijuana Business Daily, 2013)

What Benchmarks could Diego be Measured Against?

Diego was one of the first to the market with a real estate holding and branding business model; however, other companies have since adopted similar strategies. Key differentiators between Diego and its competitors are superior branding, optimized build-out and turnkey grow and retail development, and, most importantly, pre-negotiated acquisition contracts. Table 4 provides a financial benchmark of other cannabis.

Table 4: Financial Benchmark-millions

	Market Cap at 3/24/2016		Most Recent Revenue	Cost of Revenue	Gross Margin %	Net Profit	For the year ended
General Cannabis Corp(CANN)	$105.24	M	$3.511	$2.785	21%	$(8.22)	12/31/2017

Mountain High Acquisitions Corp. (MYHB)	5.67	M	23,057	2,204	90%	(0.94)	3/31/2017

Agritek Holdings, Inc.(AGTK)	10.708	M	3.228	3.161	2%	(2.98)	12/31/2016

Innovative Industrial Properties, Inc.(HPR)	176.47	M	1.560	N/A	N/A	(1.37)	12/31/2016

M J Holdings Inc.(MJNE)	22.01	M	9.039	0.000	100%	(0.08)	12/31/2016

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

The Regulate Marijuana Like Alcohol Act is part of a package of three cannabis-related bills introduced Thursday by members of the Cannabis Caucus in the House of Representatives, of which Polis is a member along with Sen. Ron Wyden, D-Ore. and Rep. Earl Blumenauer, D-Ore., who also sponsored the measures.” 11

There is no guarantee that the current presidential administration will not change its stated policy regarding the low priority enforcement of U.S. federal laws that conflict with state laws. Additionally, the new U.S. federal government administration could change this policy and decide to enforce the U.S. federal laws vigorously. Any such change in the U.S. federal government’s enforcement of current U.S. federal laws could cause adverse financial impact to the Company’s business.

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

In prior public statements, Sessions was harshly critical of the Justice Department’s approach on the issue. In an April 2016 Senate drug hearing, Sessions said, “I think one of [Obama’s] great failures, it’s obvious to me, is his lax treatment in comments on marijuana. It reverses 20 years almost of hostility to drugs that began really when Nancy Reagan started ‘Just Say No.’”

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. In addition, on January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos. Any such enforcement actions could have a negative effect on our business and results of operations.

11 Newsweek , “Marijuana Could Soon Be Regulated Like Alcohol in All 50 States,”

by Janice Williams on 3/31/17 AT 9:56 AM

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved items

None.

Item 2. Location

Our principal executive office is located at 9030 Seward Park Ave S. #501, Seattle, Washington 98118.

Item 3. Legal proceedings

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of the date of this Report, there are outstanding options and warrants to purchase 11,176,493 shares of common stock of the Registrant.

Record Holders

As of March 23, 2018, there were approximately 195 shareholders of record holding a total of 224,934,525 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Registrant has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Unregistered Sale of Equity Securities

●	During 2017 1,710,000 common shares valued at $256,327 were issued as payment of finance cost related to convertible notes.

●	During 2017, 1,899,990 common shares were issued as security for the payment of convertible notes. The shares, valued at $257,259 are held in escrow, are refundable and are recorded in a contra equity account.

●	During 2017, we sold 2,331,071 shares of common stock and received proceeds of $56,951. Of these shares, 336,071 valued at $8,675, were not issued as of December 31, 2017.

●	During 2017, 3,430,504 shares of common stock, valued at $740,762 were issued as share-based compensation to related parties. Additionally, 24,973,389 shares, valued at $1,960,643, were authorized to be issued for related party services, but were not issued as of December 31, 2017.

●	During 2017, 160,000 shares of common stock, valued at $5,521, were issued for service.

●	During 2017, 1,000,000 shares of common stock, valued at $245,600, were issued for a related party debt settlement. 21,025,254 shares valued at 394,500, were authorized but not issued.

●	During 2017, 250,000 shares of common stock, valued at $47,245, were issued to settle accounts payable to a consultant.

●	During 2017, owners of convertible notes have converted $2,986,387 of notes and $139,263 of accrued interest into 83,916,269 shares of common stock valued at $7,553,246. Additionally, 567,433 shares, valued at $33,401, for the conversion of notes, were authorized but not issued as of December 31, 2017. 866,667 shares, valued at $260,000 were cancelled due to reclassify the fund received to a note payable.

In connection with the issuances of the foregoing securities, the Company relied on the exemptions from registration provided by Section 4(a) (2) of, and Rule 506 of Regulation D promulgated under, the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Selected Financial Data of

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-K This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those under sections in the financial statements and footnotes included in the Company’s Form 10-K filed on March 31, 2018 for the year ended December 31, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The company has already established four facilities in markets that have experienced high growth, Washington and Colorado. This growth is illustrated in the tables below:

Source: Washington State Liquor and Cannabis Board and Colorado Department of Revenue

The legalization taking place in other states such as California and Florida present opportunities many times that of Washington and Colorado. The Company is exploring opportunities in Oregon, California and Florida and is getting inquiries from other potential operators in other jurisdictions.

This market is projected to grow rapidly in the future as this chart below illustrates:

Source: Marijuana Business Daily

Summary

The Company’s primary business objective is to lease various properties to licensed operators to grow, process and retail cannabis and related products. By developing a premium brand name, building upscale facilities, and providing quality accessories to a market where financing is difficult to obtain, these subleases are designed to provide a substantial stream of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations as well.

2017 has been a year of transition for Diego Pellicer Worldwide. Much of the debt was consolidated and converted to stock. Four tenants were open and generating lease revenue. The tenants were showing steady revenue increases and operating improvements. The business model was being proven. The brand name was getting recognition with our Denver tenant being named the number one cannabis retailer in the United States.

Of Diego’s loss for 2017 of $14,649,961, $8,667,652 was the result of costs of new borrowing, restructuring existing debt, and conversions to common stock. Operations generated balance of the loss, $5,982,309. General and administrative expenses for 2017 were approximately the same as 2016 while revenues increased substantially.

Cash used for operating activities was $1,040,533, largely a result of non-cash financing of existing debt, and the executives and directors of the company being willing to take stock rather than cash for compensation. As a result of conversion of debt to stock and the officers and directors taking stock instead of cash as compensation, paid-in-capital of the company increased almost $12 million. This offset much of the increase in accumulated deficit resulting from the 2017 net loss.

Following this stabilization and transition, in 2018 Diego expects that its revenues from existing tenants will continue to improve as the tenants become more profitable and are able to pay the full rents as stipulated in their leases. General and administrative expenses should continue to decline also resulting in improved operating results.

Diego is exploring opportunities in California, Colorado, and Washington. The company will continue to raise capital to finance that expansion. This should result in increased revenues for the future and increased opportunities into new markets.

RESULTS OF OPERATIONS

After rental expense, the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2017	December 31, 2016	$	%
Total revenues
Rental Income	$1,486,997	$310,220	$1,176,777	379%
Rent expense	(1,212,161)	(1,103,824)	108,337	10%
Gross Profit	$274,836	$(793,604)	$1,068,440	135%
General and administrative expense	5,704,621	5,003,357	701,264	14%
Selling expense	95,606	8,254	87,352	1,058%
Depreciation expense	456,918	9,447	447,471	4,737%
Loss from operations	$(5,982,309)	$(5,814,662)	$(167,647)	(3)%

* Not divisible by zero

For the year ended December 31, 2017, the Company was the lessee of four facilities. Three were in Colorado and one in Washington. Driven by the opening of these facilities, total revenue for the year ended December 31, 2017 was $1,486,997, as compared to $310,220 for the year ended December 31, 2016, an increase of $1,176,777. There was forbearance of rent during the year, reducing revenues by $360,266.

Gross profit increased in 2017 by $1,068,440 as the result of the properties being open for most of the year. General and administrative expenses increased slightly as a result of contractual stock grants on connection with signing new executives. Depreciation on leasehold improvements began with the opening on the new facilities.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2017	December 31, 2016	$	%
Other income (expense):
Interest expense	$(2,576,211)	$(308,170)	$(2,268,041)	(736)%
Other income and expense	(4,123,647)	(949,212)	(3,174,435)	334%
Change in fair value of derivative and warrant liabilities	(1,967,794)	5,359	(1,973,153)	(36,819)%
Net other income	$(8,667,651)	$(1,252,023)	$(7,415,629)	(592)%

* Not divisible by zero

Interest expense and finance costs The increase in interest expense 2017 over 2016 was largely the result of the amortization of the convertible note discount, finance costs resulting from new convertible notes for warrants and stock, and the cost of the convertible notes recorded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

	Twelve Months Ended	Twelve Months Ended	Increase (Decrease)
	December 31, 2017	December 31, 2016	$	%
Net Cash used in operating activities	$(1,040,533)	$(554,240)	(486,293)	$(88)%
Net Cash used in investing activities	(125,000)	(860,469)	$735,469	85%
Net Cash provided by financing activities	1,272,901	1,430,041	(157,140)	(11)%
Net Increase in Cash	107,368	15,332	92,036	600%
Cash - beginning of period	51,333	36,001	15,332	43%
Cash - end of period	$158,701	$51,333	$107,368	209%

Operating Activities. For the year ended December 31, 2017, we used net cash in operating activities of $1,040,533. When compared to the net loss of $14,649,962 for the year ended December 31, 2017, the majority of expenses were noncash.

Investing Activities. For the year ended December 31, 2017, cash of $125,000 was invested in leasehold improvements in Colorado compared to a substantial investment of $860,469 in 2016 for leasehold improvements in both Washington and Colorado.

Financing Activities. Net additional funds of $1,272,901 were provided mostly from new convertible stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Diego Pellicer Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”), as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017

Larkspur, CA

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Diego Pellicer Worldwide, Inc.

We have audited the accompanying balance sheet of Diego Pellicer Worldwide, Inc. as of December 31, 2016, and the related statements of income, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. Diego Pellicer Worldwide, Inc’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diego Pellicer Worldwide, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, NJ

April 29, 2017

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets

Current assets:
Cash and cash equivalents	$158,702	$51,333
Accounts receivable	170,677	-
Prepaid expenses	21,621	482,765
Inventory	32,945	47,025

Total current assets	383,945	581,123

Property and equipment, net	409,128	758,112
Investments, at cost	-	43,333
Security deposits	320,000	320,000

Total assets	$1,113,073	$1,702,568

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$626,258	$823,797
Accrued payable - related parties	449,064	509,294
Accrued expenses	207,558	1,207,803
Notes payable - related parties	307,312	307,312
Notes payable	133,403	1,310,678
Convertible notes, net of discount and costs	468,116	334,156
Deferred rent	251,878	107,957
Deferred revenue	53,000	53,000
Derivative liabilities	4,106,521	338,282
Warrant liabilities	192,350	-
Total current liabilities	6,795,460	4,992,279

Deferred revenue	262,000	316,000
Total liabilities	7,057,460	5,308,279

Stockholders’ deficit:
Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding
Common stock, par value $.000001 per share; 195,000,000 shares authorized, 142,576,974 and 49,081,878 shares issued, respectively,	143	49
Additional paid-in capital	34,422,338	24,508,365
Stock to be issued	2,397,218	-
Accumulated deficit	(42,764,086)	(28,114,125)

Total stockholders’ deficit	(5,944,387)	(3,605,711)

Total liabilities and stockholders’ deficit	$1,113,073	$1,702,568

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

REVENUES
Net rental revenue	$1,486,997	$310,220
Rental expense	(1,212,161)	(1,103,824)
Gross Profit	274,836	(793,604)

Operating expenses:
General and administrative expenses	5,704,621	5,003,357
Selling expense	95,606	8,254
Depreciation expense	456,918	9,447
Loss from Operations	(5,982,309)	(5,814,662)

Other Income (Expense)
Licensing revenue	54,000	54,000
Other income (expense)	85,084	1,786
Interest expense	(2,542,264)	(298,673)
Interest expense related parties	(33,947)	9,497)
Impairment loss	(82,478)	(1,004,998)
Extinguishment of debt	(4,180,253)	-
Change in derivative liabilities	(1,817,277)	5,359
Change in value of warrants	(150,517)	-
Total Other Income (Loss)	(8,667,652)	(1,252,023)

Provision for taxes	-	-
NET LOSS	$(14,649,961)	$(7,066,685)

Loss per share - basic and diluted	$(0.23)	$(0.17)

Weighted average common shares outstanding - basic and diluted	62,746,740	42,436,405

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2017

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Issued	Par Value	Capital	Payable	Deficit	Total

Balance, January 1, 2016	37,805,416	$38	$20,111,077	-	$(21,047,440)	$(936,325)

Sale of common stock	5,327,051	5	845,486		-	845,491

Issuance of common shares for consulting services	2,228,297	2	1,259,943		-	1,259,945

Non-employee stock compensation	3,466,040	4	2,063,308		-	2,063,312

Common stock issued upon conversion of notes payable	255,074	-	76,522		-	76,522

Fair value of warrants and options granted for services	-	-	145,362		-	145,362

Beneficial conversion feature	-	-	6,667		-	6,667

Net loss	-	-	-	-	(7,066,685)	(7,066,685)

Balance, December 31, 2016	49,081,878	49	24,508,365	-	(28,114,125)	(3,605,711)

Sale of common stock	1,995,000	2	48,274	8,675	-	56,951

Issuance of common shares for services	160,000	0	5,521	-	-	5,521

Issuance of common shares for services - related parties	3,430,504	4	740,759	1,960,643		2,701,406

Shares issued for finance cost	3,609,990	4	256,323	-	-	256,327

Common stock issued upon conversion of notes payable	83,049,602	83	7,293,164	33,400	-	7,326,647

Fair value of warrants and options granted for services	-	-	1,277,088	-	-	1,277,088

Shares Issued to settle accrued compensation - related parties	1,000,000	1	245,599	394,500	-	640,100

Shares Issued to settle accounts payable	250,000	0	47,245		-	47,245

Net loss	-	-	-	-	(14,649,961)	(14,649,961)

Balance, December 31, 2017	142,576,974	$143	$34,422,338	$2,397,218	$(42,764,086)	$(5,944,387)

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net loss	$(14,649,961)	$(7,066,685)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	456,918	9,447
Impairment on investment	43,333	1,004,998
Impairment on leasehold improvement	39,145	-
Change in fair value of derivative liability	1,817,277	(5,359)
Change in value of warrants	150,517	-
Amortization of discount	770,301	105,169
Shares issued for finance fees	256,327	-
Extinguishment and conversion of debt	5,729,836	-
Stock based compensation – related parties	3,978,493	3,468,619
Stock based compensation	5,521	-
Changes in operating assets and liabilities:
Accounts receivable	(170,677)	1,110
Inventory	14,080	33,946
Prepaid expenses	461,144	186,765
Other assets	-	3,000
Accounts payable	(150,294)	1,472,125
Accrued liability - related parties	579,870	305,152
Accrued expenses	(992,842)	(6,250)
Deferred rent	143,921	(12,277)
Derivative liability	488,726
Warrant liability	41,833
Deferred revenue	(54,000)	(54,000)

Cash used in operating activities	(1,040,532)	(554,240)

Cash flows from investing activities:
Purchase of property and equipment	(125,000)	(860,469)

Cash used in investing activities	(125,000)	(860,469)

Cash flows from financing activities:
Proceeds from note payable	-	464,050
Debt costs	(58,500)	-
Proceeds from convertible notes payable	1,403,500	120,500
Repayments of notes payable	(129,050)	-
Proceeds from sale of common stock	56,951	845,491

Cash provided by financing activities	1,272,901	1,430,041

Net increase (decrease) in cash	107,369	15,332
Cash, beginning of period	51,333	36,001
Cash, end of period	$158,702	$51,333

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Stock issued for accrued liability - related parties	$245,600	$-
Stock issued for accounts payable	$47,245	$-
Convertible notes and accrued interest converted to stock	$2,936,387	$-
Value of common stock to be issued for conversion of notes and accrued interest	$7,586,647	$-
Value of derivative liability extinguished upon conversion of notes and accrued interest	$6,066,511	$-

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

December 31, 2017 and 2016

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

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company’s balance sheet, net loss or stockholders’ equity.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value of the warrants received for a licensing agreement, the collectability of accounts receivable and deferred taxes and related valuation allowances.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company intends to take depreciation or amortization on a straight-line basis for all properties, beginning when they are put into service, using the following life expectancies:

Equipment – 5 years

Leasehold Improvements – 10 years, or the term of the lease, whichever is shorter.

Buildings – 20 years

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a cost basis on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory consists solely of finished goods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts. Accounts receivable consist of revenue earned and currently due from sub lessees. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of December 31, 2017 and 2016, allowance for doubtful accounts is $9,908.

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

The Company records rents due from the tenants on a current basis. However, as part of a line of credit agreement, the Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. For 2016, management had decided to reserve these deferred amounts due to the contingency factor and experience with typical delays in governmental action.

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

Loss per common share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 142,576,974 and 5,417,837 common stock equivalents at December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Legal and regulatory environment

The cannabis industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, and different taxation between federal and state. Federal government activity may increase in the future with respect to companies involved in the cannabis industry concerning possible violations of federal statutes and regulations.

Management believes that the Company is in compliance with local, state and federal regulations, While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

New accounting pronouncements

Recent Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers for guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria. For other transactions the standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company revenues are principally from leasing. Therefore, this ASU has minimal applicability to the Company.

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for the company as of the first quarter of fiscal year 2020. The Company is evaluating the effect that this ASU will have on its financial statements and related disclosures.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $6,411,515, and has an accumulated deficit of $42,764,086 at December 31, 2017. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through December 31, 2017, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

Although the Company has been successful raising additional capital, there is no assurance that the company will sell additional shares of stock or borrow additional funds. The Company’s inability to raise additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. However, cash generated from lease revenues is currently exceeding lease costs, but is insufficient to cover operating expenses.

Note 4 – Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company was to obtain certain trademark rights certified by the government. The warrant has a restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. In 2014, the Company used a third-party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance. During the years ended December 31, 2017 and 2016, the Company recorded impairment losses of $43,333 and $73,334, respectively.

Note 5 – Property and Equipment

As of December 31, 2017 and 2016, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	December 31, 2017	December 31, 2016
Machinery and equipment	5 years	$-	$39,145
Leasehold improvements	10 years	853,413	728,413
		853,413	767,558
Less: Accumulated depreciation and amortization		(444,285)	(9,446)

Property and equipment, net		$409,128	$758,112

During the year ended December 31, 2016, the Company recorded an impairment loss of $1,066,664 for leasehold improvements to adjust the carrying value to the estimated fair value. The fair value was estimated at 30% discounted cash flow from sublease revenues net of lease. During 2017, the Company abandoned equipment with a cost basis of $39,145. This loss is included in the impairment loss for the year ended December 31, 2017.

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. These have remained unchanged at $170,000 for December 31, 2017 and 2016.

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. These have remained unchanged at $150,000 for December 31, 2017 and 2016.

Note 7 – Related Party

As of December 31, 2017 and 2016, the Company has accrued fees to related parties in the amount of $449,064 and $509,294, respectively. For the years ended December 31, 2017 and 2016, total cash based compensation was $693,093 and $2,424,100, respectively to related parties. For the years ended December 31, 2017 and 2016, total share-based compensation was $3,984,014 and $105,233, respectively to related parties. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

The balance of the above two notes, aggregating $307,312 at December 31, 2017 and 2016, is reported as related party notes payable on the balance sheet.

Note 8 – Notes Payable

On April 11, 2017, the Company issued two convertible notes aggregating $2,123,676 (see Note 9). These were issued to refinance the following notes:

On May 20, 2015, the Company issued a note in total amount of $450,000 with third parties for use as operating capital. As of December 31, 2016, the outstanding principle balance of the note was $450,000.

On July 8, 2015, the Company issued a note in total amount of $135,628 with third parties for use as operating capital. As of December 31, 2016, the outstanding principle balance of the note was $135,628.

On February 8, 2016, the Company issued notes in total amount of $470,000 with third parties, bearing interest at 12% per annum with a maturity date of February 7, 2017. As of December 31, 2016, the outstanding principle balance of the note was $470,000.

In accordance with in accordance with FASB Codification- Liabilities, 470-50-40-10, these liabilities were considered extinguished and a loss on extinguishment of debt was recorded in the amount of $5,607,836.

On August 31, 2015, the Company issued a note in total amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of December 31, 2017 and 2016, the outstanding principal balance of the note was $133,403 and $126,000, respectively.

On November 27, 2015, the Company entered into notes in total amount of $135,000 with third parties for purchasing a fixed asset. The notes payable agreements require the Company to repay the principal, together with $15,000 interest by the maturity date of January 26, 2016. During the year ended December 31, 2016, the Company paid $15,000 towards accrued interest and $5,950 towards principal. As of December 31, 2016, the outstanding principle balance of the note is $129,050. This note was extinguished during 2017 by applying the balance against rental income.

Note 9 – Convertible Notes Payable

In addition to the two notes issued on April 11, 2017 referred to in Note 8, the Company issued several convertible notes during the year ended December 31, 2017. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $4,106,521 at December 31, 2017. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the year ended December 31, 2017. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2017:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2016	370,500	36,344	334,156	338,282
Issuance of convertible notes	3,587,342	1,403,500	2,183,842	8,017,473
Conversion of convertible notes	(2,986,387)	(166,204)	(2,820,183)	(6,066,511)
Change in fair value of derivatives	—	—	—	1,817,277
Amortization	—	(770,301)	770,301	—
Balance December 31, 2017	$971,455	$503,339	$468,116	$4,106,521

During the year ended December 31, 2017, $2,986,387 of notes and $139,263 of accrued interest was converted into 83,916,269 shares of common stock. A gain on extinguishment of debt of $1,427,583 has been recorded related to these conversions.

The following assumptions were used in calculations of the Black Scholes model for the periods ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Risk-free interest rates	1.28-1.76%	0.29-1.2%
Expected life	0.02-1.23 year	0.25-1 year
Expected dividends	0%	0%
Expected volatility	211-354%	142-356
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.08	$0.20 -0.77

Note 10 – Stockholders’ Equity (Deficit)

2017 Transactions:

During 2017, 1,710,000 common shares valued at $256,327 were issued as payment of finance cost related to convertible notes.

During 2017, 1,899,990 common shares were issued as security for the payment of convertible notes. The shares, valued at $257,259 are held in escrow, are refundable and are recorded in a contra equity account.

During 2017, we sold 2,331,071 shares of common stock and received proceeds of $56,951. Of these shares, 336,071 valued at $8,675, were not issued as of December 31, 2017.

During 2017, 3,430,504 shares of common stock, valued at $740,762 were issued as share-based compensation to related parties. Additionally, 24,973,389 shares, valued at $1,960,643, were authorized to be issued for related party services, but were not issued as of December 31, 2017.

During 2017, 160,000 shares of common stock, valued at $5,521, were issued for service.

During 2017 the Company recorded total option expense of $1,277,088.

During 2017, 1,000,000 shares of common stock, valued at $245,600, were issued for a related party debt settlement. 21,025,254 shares valued at 394,500, were authorized but not issued.

During 2017, 250,000 shares of common stock, valued at $47,245, were issued to settle accounts payable to a consultant.

During 2017, owners of convertible notes have converted $2,986,387 of notes and $139,263 of accrued interest into 83,916,269 shares of common stock valued at $7,553,246. Additionally, 567,433 shares, valued at $33,401, for the conversion of notes, were authorized but not issued as of December 31, 2017. 866,667 shares, valued at $260,000 were cancelled due to reclassify the fund received to a note payable.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At December 31, 2017 there is $1,779,943 accrued for the annual grant at February 1, 2018, representing 23,421,306 shares.

2016 Transactions:

During 2016, the Company issued to officers and employees 3,466,040 shares of common stock, valued at $2,063,309 for services.

During 2016, the Company issued 2,228,297 shares of common stock, valued at $1,259,944, to various third parties for services.

During 2016, the Company sold 5,393,718 shares of common stock for cash proceeds of $865,491.

Common stock warrant activity:

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2016	1,901,426	1.21
Granted	125,887	-
Balance outstanding, December 31, 2016	2,027,313	$1.18
Granted	3,250,000	0.26	6.07
Balance outstanding, December 31, 2017	5,277,313	$0.61	4.74
Exercisable, December 31, 2017	5,277,313	$0.61	4.83

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Balance at January 1, 2016	$-
Issuance of warrants	342,867
Change in fair value during period	(150,517)
Balance at December 31, 2017	$192,350

The following assumptions were used in calculations of the Black Scholes model for the periods ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Annual dividend yield	0%	0%
Expected life (years)	3-10	5
Risk-free interest rate	1.50 - 2.40%	0.90%
Expected volatility	177 - 284%	266%

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant to which 2,480,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2017, 1,775,000 shares had been granted, with 200,000 of those shares granted with warrants attached. There remain 705,000 shares available for future grants.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2016	-	-
Granted	1,000,000	0.30
Balance outstanding, December 31, 2016	1,000,000	$0.30
Granted	4,899,180	0.25
Balance outstanding, December 31, 2017	5,899,180	$0.26	8.15
Exercisable, December 31, 2017	2,849,590	$0.26	8.31

During the years ended December 31, 2017 and 2016, the Company incurred total option expense of $1,277,088 and $145,362, respectively. Unamortized stock option expense at December 31, 2017 is $597,006, which will be charged to expense in 2018.

Note 11 – COMMITMENTS AND CONTINGENCIES

Leasing Activity

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process, and sell certain products to the public. Currently the Company has four separate properties under lease in the states of Colorado and Washington.

As Lessor

In Colorado, there are three properties leased in 2017 and 2016. Properties were leased for a three to five year period with an option for an additional five years, and carry terms requiring triple net payments. Each of the properties have fixed monthly rentals with periodic increases in the monthly rental rate. In Washington, there is one property which was leased in 2014. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental. As of December 31, 2017, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2018	$1,131,078
2019	746,039
2020	594,444
2021	431,227
2022	240,000
2023	240,000
2024	240,000
2025	40,000
Total	$3,662,788

Rent expense for the Company’s operating leases for the years ended December 31, 2017 and 2016 was $1,212,161 and $1,103,824, respectively.

As Lessee

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant each to maintain his ownership percentage at 7.5% of the outstanding stock.

Note 12 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended December 31, 2017 and for the year ended December 31, 2016 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Statutory federal income tax rate	(34)%	(34)%
State income tax, net of federal benefits	(3)%	(6)%
Non-deductible expense	7%	-
Other	15%	-
Tax rate change and true-up	11%	-
Change in valuation allowance	4%	40%
Income tax provision (benefit)	-%	-%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal
Current	$—	$—
Deferred	1,212,219	(2,353,000)
State
Current	-	—
Deferred	106,961	(415,000)
Change in valuation allowance	(1,319180)	2,769,000
Income tax provision (benefit)	$-	$-

Deferred tax assets (liabilities) consist of the following

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Net operating loss carry forwards	$(13,784,280)	$(11,188,000)
Warrants issued for services	1,480,740	288,000
Impairment of investment	476,760	620,000
Depreciation	38,280	-
Interest expense on convertible notes	1,162,320	413,000
Change in fair value of derivative liability	-	(52,000)
Loss on sales of assets	-	145,069
Total gross deferred tax asset/liabilities	(10,626,180)	(10,064,069)
Valuation allowance	10,626,180	10,064,069
Net deferred taxes	$-	$-

As of December 31, 2017, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $26,938,000. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The tax rate reduction also resulted in a write-down of the net deferred tax asset of approximately $5 million. The write-down of the net deferred tax asset related to the rate reduction resulted in a corresponding write-down of the valuation allowance of approximately $4 million. The Company fully reserves its deferred tax assets as such there was no impact.

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

The Company files U.S. Federal and various State tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2014. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

Note 13 – Subsequent Events

Subsequent to the year ended December 31, 2017 through March 23, 2018, the Company issued 87,073,287 shares of common stock for the conversion of debt and the payment of liabilities.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a- 15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position
Ron Throgmartin	54	Chief Executive Officer, Director
Christopher Strachan	54	Chief Financial Officer
Alan Valdes	58	Chairman of the Board
Nello Gonfiantini David Thompson	60 74	Director VP-Finance

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

Nello Gonfiantini joined Diego Pellicer Worldwide, Inc. as a consultant in 2016, on February 1, 2017 he was made Vice President of Real Estate and was elected as a director of the Company in March 2018. He has more than forty years of experience in the real estate and financial sector including president and chairman of the board of Home Federal Saving Bank of Nevada which was later purchased by American Federal Savings Bank. He also formed Specialty Mortgage Trust, Inc., a real estate investment trust. In 2015 he founded Crystal Bay Financial to assist corporate and real estate clients find solutions to complex and multifaceted financial challenges.

David Thompson has consulted with the company since July 2016 and joined Diego as the Vice President of Finance in February1, 2017. He has more than forty years of business experience founding, buying, and selling companies as well as advising companies on business and financing. He has been the founder and chief executive officer of a publicly traded technology company named a “Top 100 Growth Company” by Business Week and traded on the NASDAQ. He recently was the chief operating officer of a biologics company. He has been a court-appointed bankruptcy trustee, reorganizing distressed companies.

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

Item 11. Executive Compensation

The following table shows for the period ended December 31, 2017, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Ron Throgmartin - CEO	2017	Accrued	$453,161	-	-	748,099	1,201,260
		Paid	$127,560	-	-	-	125,560
	2016	Accrued	$280,125	1,645,833	-	-	1,925,958
		Paid	$224,458	1,577,000	-	-	1,801,458

Christopher Strachan - CFO	2017	Accrued	$53,500	-	-	-	53,500
		Paid	$51,933	72,079	-	-	126,112
	2016	Accrued	$67,200	-	-	-	67,200
		Paid	$63,110	-	-	-	63,110
David Thompson – VP Finance	2017	Accrued	$85,500	-	612,063	847,112	1,545,675
		Paid	$311,706				311,706

Employment and Director Agreements

Mr. Ron Throgmartin and Mr. Alan Valdes entered into agreements with the Company, for the position of Chief Executive Officer and Chairman of the Board respectively. Following the Merger, Mr. Throgmartin’s position was changed to Chief Operating Officer. The other terms of his agreement remained in place.

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

In June 2016 the Chairman Alan Valdes, converted 50% ($166,354) of his accrued salary of $332,708 into Company securities and the Company issued Chairman Valdes a promissory note in the outstanding principal amount of $166,355. In addition, Chairman Valdes agreed to amend his employment agreement, lowering his annual salary from $250,000 to $120,000, payable (a) $5,000 in cash, and (b) $5,000, at the executive’s election, in the form of (i) a grant of 16,667 shares of the Company’s restricted common shares (calculated at the rate of $0.30 per share), or (ii) a 5-year stock option to purchase 5,000 restricted common shares at the exercise price of $0.30 per share, or (iii) a 5-year Warrant to purchase 5,000 restricted common shares at the exercise price of $0.30 per share. Chairman Valdes also agreed to eliminate his employment agreement right to have his annual salary increase to $280,000 per year.

In June 2016, CEO Ron Throgmartin converted 50% ($140,958) of his accrued salary of $281,916 into Company securities and the Company issued to CEO Throgmartin a promissory note in the principal amount of $140,958. On November 29th, 2017 Mr. Throgmartin elected to convert $200,000 of his accrued salary into 14,234,875 shares of the Company’s common stock.

On November 29th, 2017 Chairman Mr. Valdes elected to convert $ $250,255 of his accrued salary and Note into Company securities.

Each of Chairman Valdes and CEO Throgmartin has a choice to elect to receive their Company securities from the conversion of 50% of their accrued salaries in the form of a restricted common share grant, at the conversion rate of $0.30 per share, or a stock option or common stock purchase warrant, at the exercise price of $0.30 per underlying restricted common share.

In exchange for Mr. Norris’ service on the Board and resignation on January 18, 2018, he received 50,000 warrants with an exercise price of $0.0001. In addition, Mr. Norris currently receives $5,000 per month in exchange for his services on the Board, consisting of $2,500 in cash and $2,500 in Company securities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 23, 2018, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
Alan Valdes (4)	30,030,014	13.35%
Ron Throgmartin (4)	25,057,512	11.14%
Stephen Norris	7,238,333	3.22%
Christopher Strachan	3,362,570	1.49%
Nello Gonfiantini	2,484,190	1.10%
David Thompson	2,947,949	1.31%
All directors and officers as a group (6 people)		31.62%
5% Shareholders
Fromar Investments LP (3)	47,562,144	21.14%
Chester Aldredge	13,515,174	6.01%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 9030 Seward Park Ave S. #501, Seattle, Washington 98118.

(2)	Based on 224,934,525 shares of Common Stock issued and outstanding as of March 23, 2018.

(3)	Fromar Investments beneficially owns 46,123,165 shares of common stock held by Fromar Investments, 1,313,979 shares of common stock held in 0851229 BC Ltd, and 125,000 shares held by Douglas Froese.

(4)	7,020,000 shares of Wall Street Capital Partners LLC are beneficially owned as follows: (a) 3,900,000 by Alan Valdes; (b) 1,160,000 Ron Throgmartin, (c) 910,000 Julie Throgmartin, the wife of Ron Throgmartin, and (d) 1,300,000 by Steve Hubbard.

*	Less than 1 percent

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a) (2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $32,080 and $35,145 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: April 17, 2018	By:	/s/ Ron Throgmartin
Ron Throgmartin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Throgmartin	Chief Executive Officer	April 17, 2018
Ron Throgmartin

/s/ Christopher Strachan	Chief Financial Officer	April 17, 2018
Christopher Strachan

