Form 10-Q
period 2018-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2018-05-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 07, 2018 there were 263,535,887 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
		(Audited)
Assets

Current assets:
Cash and cash equivalents	$146,318	$158,702
Accounts receivable	238,827	170,677
Prepaid expenses	7,241	21,621
Inventory	28,966	32,945

Total current assets	421,352	383,945

Property and equipment, net	510,737	409,128
Investments, at cost	-	-
Security deposits	320,000	320,000

Total assets	$1,252,089	$1,113,073

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$444,942	$626,258
Accrued payable - related party	418,863	449,064
Accrued expenses	375,769	207,558
Notes payable - related party	140,958	307,312
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	410,088	468,116
Deferred rent	245,925	251,878
Deferred revenue	53,000	53,000
Derivative liabilities	1,103,373	4,106,521
Warrant liabilities	72,754	192,350

Total current liabilities	3,399,075	6,795,460

Deferred revenue	248,500	262,000

Total liabilities	3,647,575	7,057,460

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 495,000,000 shares authorized, 229,650,261 and 142,576,974 shares issued, respectively	230	143
Additional paid-in capital	36,927,394	34,422,338
Stock to be issued	1,580,330	2,397,218
Accumulated deficit	(40,903,440)	(42,764,086)

Total deficiency in stockholders’ equity	(2,395,486)	(5,944,387)

Total liabilities and deficiency in stockholders’ equity	$1,252,089	$1,113,073

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES
Net Rental Revenue	$383,298	$309,962
Rental Expense	(269,087)	(347,203)
Gross Profit	114,211	(37,241)

Operating expenses:
General and administrative expenses	644,773	892,995
Selling Expense	6,269	12
Depreciation Expense	127,257	130,790
Loss from Operations	(664,088)	(1,061,038)

Other Income (Expense)
Licensing Revenue	13,500	13,500
Other Income (Expense)	2,691	3,624
Interest Expense	(710,474)	(288,236)
Impairment Loss	-	(27,500)
Extinguishment of Debt	42,167	-
Change in Derivative Liabilities	3,057,254	50,839
Change in Value of Warrants	119,596	-
Total Other Income (Loss)	2,524,734	(247,773)

Provision for taxes
NET INCOME (LOSS)	$1,860,646	$(1,308,811)

Income (loss) per share
Basic	$0.01	$(0.03)
Diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding
Basic	164,940,612	50,868,784
Diluted	260,016,862	50,868,784

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income (loss)	$1,860,646	$(1,308,810)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	127,257	130,790
Impairment	-	54,565
Change in fair value of derivative liability	(3,057,254)	(50,839)
Change in value of warrants	(119,596)	-
Amortization of discount	643,966	53,678
Amortization of debt costs	19,382	-
Extinguishment of debt	(42,168)	-
Stock based compensation	423,124	1,057,175
Changes in operating assets and liabilities:
Accounts receivable	(68,150)	(42,457)
Inventory	3,979	9,079
Prepaid expenses	14,380	(2,298)
Other assets	-	(555,657)
Accounts payable	(134,062)	(235,169)
Accrued liability - related parties	88,019	167,312
Accrued expenses	(15,826)	34,341
Change in derivative liability, net of discount	-	186,086
Deferred rent	5,953	153,984
Deferred revenue	(13,500)	(13,500)

Cash used by operating activities	(275,756)	(361,720)

Cash flows from investing activities:
Purchase of property and equipment	-	(135,000)

Cash used by investing activities	-	(135,000)

Cash flows from financing activities:
Stock issued for convertible notes	-	50,000
Debt costs	(16,000)	-
Proceeds from convertible notes payable	258,500	565,000
Repayments of notes payable	-	(50,000)
Proceeds from sale of common stock	20,872	-

Cash provided by financing activities	263,372	565,000

Net increase (decrease) in cash	(12,384)	68,280
Cash, beginning of period	158,702	51,333
Cash, end of period	$146,318	$119,613

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$-	$50,000
Notes converted to stock	$568,268	$-
Accrued interest converted to stock	$44,829	$-
Value of common stock to be issued for conversion of notes and accrued interest	$1,078,786	$-
Value of derivative liability extinguished upon conversion of notes and accrued interest	$547,476	$-
Accounts payable and accrued expenses paid with common stock	$165,474	$-
Leasehold improvements paid by tenant	$228,866	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

March 31, 2018 and 2017

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

This Form 10-Q relates to the three months ended March 31, 2018 (the “Current Quarter”) and the three months March 31, 2017 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, and other revenue sources once all the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition : (a) the agreement has been fully executed and delivered; (b) services have been rendered; (c) the amount is fixed or determinable; and (d) the collectability of the amount is reasonably assured. Thus, during the initial term of the lease, management has a policy of partial rent forbearance when the tenant first opens the facility to assure that the tenant has the opportunity for success.

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

The Company records rents due from the tenants on a current basis. The Company has deferred collection of such rents until the tenants receive the proper governmental licenses to begin operation. Prior to 2017, management had reserved these deferred amounts due to the unlikelihood of collection.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 106,252,743 and 12,934,555 common stock equivalents at March 31, 2018 and 2017, respectively. For the three month period ended March 31, 2017 the 12,934,555 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Diluted earnings per share for the three months ended March 31, 2018 have been calculated as follows:

Net income	$1,860,646

Income attributable to convertible instruments	(3,219,017)
Expense attributable to convertible instruments	455,642

Diluted loss	$(902,729)

Basic shares outstanding	164,940,612

Shares to be issued	41,096,070
Convertible instruments	53,980,180

Diluted shares outstanding	260,016,862

Diluted EPS	$(0.00)

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

Recent accounting pronouncements.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company did comply with this for the quarter ended March 31, 2018. The adoption of ASU 2016-15 did not have a material impact on the financial statements and related disclosures.

In April 2016 the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after January 1. 2018. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures.

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $2,977,723, and has an accumulated deficit of $40,903,440 at March 31, 2018. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through March 31, 2018, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 – Property and Equipment

As of March 31, 2018 and December 31, 2017, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	March 31, 2018	December 31, 2017
Leasehold improvements	10 years	1,082,279	853,413
Less: Accumulated depreciation and amortization		(571,542)	(444,285)

Property and equipment, net		$510,737	$409,128

Note 5 – Related Party

As of March 31, 2018 and December 31, 2017, the Company has accrued fees to related parties in the amount of $418,863 and $449,064, respectively. For the three months ended March 31, 2018 and 2017, total cash-based compensation to related parties was $188,756 and $143,996, respectively. For the three months ended March 31, 2018 and 2017, total share-based compensation to related parties was $377,964  and $509,518, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

During the three months ended March 31, 2018, we issued 13,381,637 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

At March 31, 2018, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

The balance of related party notes was $140,958 and $307,312 at March 31, 2018 and December 31, 2017, respectively.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in total amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of March 31, 2018 and December 31, 2017 the outstanding principal balance of the note was $133,403.

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $1,103,373 at March 31, 2018. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the three months ended March 31, 2018. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2017	971,455	503,339	468,116	4,106,521
Issuance of convertible notes	331,459	274,500	56,959	601,582
Conversion of convertible notes	(401,914)	(39,619)	(362,295)	(547,476)
Change in fair value of derivatives	—	—	—	(3,057,254)
Amortization	—	(247,308)	247,308	—
Balance March 31, 2018	$901,000	$490,912	$410,088	$1,103,373

During the three months ended March 31, 2018, $401,914 of notes and $23,171 of accrued interest was converted into 25,615,827 shares of common stock. A gain on extinguishment of debt of $42,167 has been recorded related to these conversions.

The following assumptions were used in calculations of the Black Scholes model for the periods ended March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Risk-free interest rates	1.28-1.76%	1.28-1.76%
Expected life	0.05-1 year	0.02-1.23 year
Expected dividends	0%	0%
Expected volatility	70-247%	211-354
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.03	$0.08

Note 8 – Stockholders’ Equity (Deficit)

On January 14, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 195,000,000 to 495,000,000 shares.

During the three months ended March 31, 2018:

Holders of convertible notes converted $401,914 of notes and $23,171 of accrued interest into 25,615,827 shares of common stock valued at $890,774. Additionally, 196,983 shares, valued at $18,713, for the conversion of notes, were authorized but not issued as of March 31, 2018. Shares authorized but unissued at December 31, 2017 totaling 370,450 shares were issued during 2018.

The Company issued 809,994 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We sold 880,005 shares of common stock and received proceeds of $20,872. Of these shares,395,005 valued at $9,777, were not issued as of March 31, 2018. We issued 336,071 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

We issued 10,312,394 shares of common stock, valued at $140,380 as share-based compensation to related parties. Additionally, 25,000 shares, valued at $7,500, were authorized to be issued for related party services, but were not issued as of March 31, 2018. We issued 20,827,986 shares of common stock that were authorized as share-based compensation to related parties in 2017 and classified as shares to be issued at December 31, 2017.

We issued 437,902 shares of common stock, valued at $15,433, for services. Additionally, 1,071,245 shares, valued at $36,400 for services, were authorized but not issued as of March 31, 2018. We issued 1,968,335 shares of common stock that were authorized as share-based compensation in 2017 and classified as shares to be issued at December 31, 2017.

We issued 13,381,637 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

We issued 1,500,000 shares of common stock, valued at $47,254, were issued to settle accounts payable to a consultant.

We issued an excess 5,464,891 shares of common stock to a related party; these shares are in the process of being cancelled.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At March 31, 2018, there is $1,359,777 accrued for the annual grants at February 1, 2018, representing 38,525,196 shares. We recorded compensation expense of $144,554 for the three months ended March 31, 2018, resulting from the decline in shares price at the vesting date of February 1, 2018. We issued 5,562,806 shares of common stock that were accrued in 2017 and classified as shares to be issued at December 31, 2017.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Balance at December 31, 2017	$192,350
Issuance of warrants	-
Change in fair value during period	(119,596)
Balance at March 31, 2018	$72,754

The following assumptions were used in calculations of the Black Scholes model for the periods ended March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Annual dividend yield	0%	0%
Expected life (years)	2-9	3-10
Risk-free interest rate	2.27 - 2.74%	1.50 – 2.40%
Expected volatility	194 - 235%	177 - 284%

Common stock option activity:

During the three months ended March 31, 2018, the Company recorded total option expense of $197,076.

Note 9 – Subsequent Events

In April, 2018, one of the Denver cultivation warehouses experienced a fire, burning 25 percent of the facility. All plants in the facility had to be destroyed. At the time, it had all the most up-to-date growing equipment and was at about 50 percent capacity. However, the other Denver cultivation warehouse was at 100 percent capacity and produced enough plants to completely supply the Denver Diego Pellicer store. Also, the price of the product on the wholesale market had become low enough that the Diego Pellicer Denver retail facility could buy product on the market at the same cost as it took to grow product in its own facilities to. As a result, Diego Pellicer Worldwide and the tenant Diego Pellicer Colorado decided repair the warehouse with the insurance proceeds and to offer both production warehouses for sale rather than restart production at the damaged facility. Management expects this to generate cash for Diego Pellicer Worldwide providing capital for future growth.

We issued 22,102,025 shares of common stock that were recorded as shares to be issued at March 31, 2018.

We issued 10,783,601 shares of common stock upon the conversion of $46,641 principal amount of notes and $11,166 of accrued interest.

We issued 1,000,000 shares of common stock as settlement for services rendered.

We entered into two convertible notes with an aggregate principal amount of $350,000 and received proceeds of $330,750.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 17, 2018 for the year ended December 31, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Opportunity in an untapped industry with multi-billion-dollar potential

The demand for marijuana products is a multi-billion-dollar market that has only recently begun to become mainstream. Many challenges face the marijuana entrepreneur. Therein lies the opportunity.

Regulation and reality

Sales of marijuana on the black market topped $46.4 billion in 2016. that becomes a very conservative estimate of the size of the market in the United States. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level.

Financing and banking

As doubts remain, financing is still a challenge for this industry with banks in many states not only avoiding lending to these businesses but also refusing deposits because of complicated FDIC requirements. Financing has been largely equity raises, vendor financing, and expensive convertible debt. However, with the legalization and subsequent public capital raises in Canada and the change in the political attitude, there has been an indication of more interest by institutional investors in providing capital to this industry and more banks are accepting deposits.

A fragmented industry

Most industries evolve through the same business cycle. Many small independent companies initially operate in fragmented markets in the early stages. Then there is a consolidation of the industry, with the consolidators thriving and the independent companies dwindling. The larger companies have access to less expensive capital, lower costs, better merchandising, brand name recognition, and more efficient operations. This what we offer our tenants when negotiating the lease: an agreement to acquire them when marijuana is federally legalized. This gives the tenant the ultimate opportunity to participate in the rapid consolidation that we believe will happen when marijuana is federally legalized. This consolidation will result in companies that have heretofore been unable to participate in the rapidly growing industry to be scrambling to enter the space. Diego and its tenants will already be established and consolidated. As an exit strategy, we want to position Diego to be a likely candidate for acquisition or a major player in the marketplace.

The opportunity

The first mover advantage will continue to be possible for those willing to deal with the regulatory, banking, and financial challenges in today’s market. The fragmented market, the shortage of executives skilled in challenges of the industry, scarcity of brand names, provides a company like Diego, who has proven their business model, to be a consolidator in this industry.

States with legalized marijuana

Thirty states and the District of Columbia have laws broadly legalizing marijuana in some form. Eight states and the District of Columbia have legalized marijuana for recreational use with the largest market by far, California, becoming legal on January 1, 2018. In another huge market, Massachusetts, recreational sales of cannabis is expected to start later this year in July.

The majority of all states allow for use of medical marijuana under certain circumstances. Some states have also decriminalized the possession of small amounts of marijuana. The industry is operating under stringent regulations within the various state jurisdictions.

This map shows current state laws and recently approved ballot measures legalizing marijuana for medical or recreational purposes. 2

There are 9,397 active licenses for marijuana businesses in the U.S., according to Ed Keating, chief data officer for Cannabiz Media, which tracks marijuana licenses. This includes cultivators, manufacturers, retailers, dispensaries, distributors, deliverers and test labs. Now 306 million Americans live in a jurisdiction that has legalized some form of cannabis use. 3 BDS Analytics estimates that the industry paid $1 billion in state taxes in 2016 and owes another $1.4 billion for 2017. 4

1 “Illegal Pot Sales Topped $46.4 Billion in 2016, and that’s Good News for Marijuana Entrepreneurs,” Inc., January 17, 2017, Will Yakowicz.

2 CNN Money, “The Legal Marijuana Market is Booming,” January 31, 2018, by Aaron Smith

3 Frontier Financial Group, ‘The Cannabis Industry Annual Report: 2017 Legal Marijuana Outlook,”

4 CNN Money, “The Legal Marijuana Market is Booming,” January 31, 2018, by Aaron Smith

The recent legalization in states such as California and probable legalization in Florida present opportunities many times that of Washington and Colorado. The Company is exploring opportunities in Oregon, California and Florida and is getting inquiries from other potential operators in other jurisdictions such as Michigan.

States introducing and expanding legalized marijuana laws

The legalized cannabis market is about to get a lot bigger, with Canada planning to legalize in July and Eastern states in the U.S. rushing towards legalization. States that have bills to legalize marijuana

Arizona	Louisiana	New Jersey

Arkansas	Maryland	New Mexico

Connecticut	Michigan	Ohio

Delaware	Minnesota	Pennsylvania

Florida	Missouri	Rhode Island

Georgia	Mississippi	Vermont

Hawaii	Missouri	West Virginia

Illinois	Montana	Wisconsin

Kansas	New Hampshire

Kentucky	New York

Recent developments at the federal level

Pressures from the states with legalized cannabis industries have been exerted by those state’s Senators and Congressmen. Both informal and formal efforts have been increased by these states. The following are the most recent:

●	New York Democratic Senator Chuck Schumer introducing legislation to remove cannabis from the DEA’s list of controlled substances, to decriminalize pot at a federal level and effectively allow states to decide how to regulate the use of medical or recreational marijuana without concern for federal law.

●	President Trump cut a deal with Colorado Senator Corey Gardner, R-Colo. to allow states to decide what to do about cannabis.

●	Senator Mitch McConnell’s R-KY introduced his own legislation to make hemp farming legal in the U.S.

●	Former Speaker of the House John Boehner became a director with cannabis company Acreage Holdings.

●	The Food and Drug Administration setting up for an approval of the first cannabis-based drug from GW Pharmaceuticals Plc (GWPH).

●	The Veteran’s Administration now wants to study the effectiveness of cannabis for chronic pain and PTSD.[5]

●	Marijuana-specific legislation recently introduced before the 115 U.S. Congress:[6]

o	House Bill 974-Respect State Marijuana Laws Act of 2017- amending the Controlled Substance Act so that its language does not apply to people complying with state marijuana laws.

o	House Bill 1227-Ending Marijuana Prohibition Act of 2017-deregulate marijuana federally.

o	House Bill 1823-Marijuana Revenue and Regulation Act-amending the Internal Revenue Code for taxation and regulation of marijuana products.

o	House Bill 1841-Regulate Marijuana Like Alcohol Act- removing marijuana from the Controlled Substance Act

The projected U.S. cannabis industry’s growth

The Cannabis Industry’s Annual Report for 2017 projects the following robust growth of legal marijuana sales:7

5 The Street, “Cannabis Industry Sits on Precipice of Major Expansion, March 28, 2018, by Bill Meagher

6 The Cannbist, Federal Marijuana Bills Boosted by New Supporters as Congress Gets Back to Work, January 9, 2018, Alicia Wallace.

7 New Frontier, “The Cannabis Industry Annual Report: 2017 Legal Marijuana Outlook,”

Diego’s value proposition

Value proposition 1: By providing branding, training, unique accessories, purchasing services, site selection, standardized design, and experienced construction supervision, the tenant reduces his startup time, reduces expenses, increases their efficiency, and builds their gross margin. Diego provides the capital for preopening lease costs and tenant improvements. This results in a turnkey retail location for the tenant. Thus, Diego’s real estate, consulting and accessory sales are positioned to deliver a premium return on our investment.

Value proposition 2: With a demonstrated profitability, Diego has the choice of selling the operations of a selected facility in combination with the tenant and then securing a management contract for that facility. The proceeds can be used to further expand our branded stores and production facilities.

Value proposition 3: On select leases, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego’s option, and upon changes to federal law, introduces our second value proposition—ownership of operations in an industry that is projected to exceed $8 billion by 2018.

What is Diego’s Strategy?

Phase 1-brand and develop facilities and lease to licensed operators

Diego is initially a real estate and a consumer retail development company that is focused on high quality recurring revenues resulting from leasing real estate to licensed cannabis operators. Diego provides a competitive advantage to these operators by developing Diego Pellicer as the world’s first premium marijuana brand and by establishing the highest quality standards for its facilities and products.

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

Simultaneous to the signing of the lease, Diego may secure an option to purchase the tenant’s operations with selected Diego operators/tenants.

Phase 2-Sell facilities and retain a management contract

Having developed a brand name and demonstrated operational excellence, the company has facilities with a proven superior earning power. The company, in combination with the licensed tenant, may choose to sell the real estate and the operating company and secure a management contract to manage the property the “Diego Way.” This will generate capital with which we can further expand our network of stores.

Phase 3-excersize the option to purchase and roll up licensed cannabis operations

When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law. We expect this to be a frantic time for larger companies to look for acquisitions, the opportunity to raise capital for further expansion or the exercise an exit strategy.

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

We have proven this to be a winning strategy

Diego is positioning itself to be a dominate player in the marijuana marketplace. Diego has proven this by being a fully integrated marijuana retail operation and premium brand, capitalizing on the beautifully designed retail stores offering the finest quality products at competitive prices.

What we accomplished in 2017

2017 was a time of great transition for the Company. An effective and experienced team had to be assembled to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, Additional capital needed to be raised in order to have sufficient capital to finish construction of the four facilities, build more facilities, and achieve a positive cash flow. Much of the Company’s debt was delinquent and needed to be repaid or renegotiated. New markets had to be explored, new alliances forged, and opportunities prioritized.

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

$1,278,500 in new capital was raised. New markets were explored. Four facilities were opened and began generating rents. All delinquent notes were renegotiated, consolidated, and extended. In 2017, Diego opened three Colorado facilities. With the Washington facility having opened in the latter part of 2016, Diego now had four facilities generating rent in 2017 for nearly the full year. The tenants in their first year of operation were quickly growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2017 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical)	4,500 sq.	Seattle	WA

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The initial year’s sales by the retail stores showed rapid improvement as the year progressed. The capacity

Diego Pellicer Seattle

Diego Pellicer Denver

Diego will continue this strategy in states where recreational or medical marijuana sales and cultivation are legal under state law. Our business model is recurring lease revenue and is entirely scalable. Our success will dependent upon continuing to raise capital for expansion, continual improvement of our business model, standardizing store design, controlling costs, and continuing to develop the brand.

Summary of first quarter of 2018 results

As the result of increased revenues and decreased expenses, the loss from operations declined for the quarter ended March 31, 2018 compared to the prior year’s quarter ended March 31, 2017.

RESULTS OF OPERATIONS

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2018	March 31, 2017	$	%
Total revenues
Rental Income	$383,298	$309,962	$73,336	24%
Rent expense	269,087	347,203	(78,116)	(22)%
Gross Profit	114,211	$(37,241)	$151,452	407%
Depreciation expense	127,257	130,790	(3,533)	(3)%
General and administrative expense	651,042	893,007	(241,965)	(27)%
Loss from operations	$(664,088)	$(1,061,038)	$396,950	37%

Revenues. For the three months ended March 31, 2018 and 2017, the Company leased three facilities to licensees in Colorado and one in Washington. The three months ended March 31, 2018 is the beginning of the second year of operations for these licensees and Diego is now collecting some premium rents. Diego, however, is still forbearing on the premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the company. For the first time in the company’s history there are four facilities generating some premium rental revenue. As a result, total revenue for the three months ended March 31, 2018 was $383,298, as compared to $309,962 for the three months ended March 31, 2017, an increase of $73,336.

Gross profit. While rental revenue for the quarter ended March 31, 2018 improved over the prior year’s first quarter, rental expense declined resulting in a gross profit of $114,211, an improvement over the quarter ended March 31, 2017 of $37,241.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2018 were $651,042, compared to $893,007 for the three months ended March 31, 2017. The decline of $241,965 was largely attributable a reduction in executive stock compensation and consulting fees during three months ended March 31, 2018.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2018	March 31, 2017	$	%
Other income (expense):
Interest expense	$(710,474)	$(288,236)	$(422,238)	(146)%
Other income and expense	58,358	10.376	68,734	662%
Change in fair value of derivative liabilities	3,176,850	50,839	3,126,011	6,149%
Net other income	$2,524,734	$(247,773)	$2,772,507	1,119%

* Not divisible by zero

The Net Other Income was the effect of the decline in market value of the company’s stock had on the derivative liability of $3,176,850 offset by recorded the cost of triggering technical default penalties on certain convertible notes of $219,013 and the financing costs of new debt incurred by the Company of $212,027.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2018	March 31, 2017	$	%
Net Cash provided by (used in) operating activities	$(275,756)	$(361,720)	$85,964	24%
Net Cash used in investing activities	-	(135,000)	$135,000	* %
Net Cash used in financing activities	263,372	565,000	(301,628)	(53)%
Net Decrease in Cash	(12,384)	68,280	(80,664)	(118)%
Cash - beginning of period	158,702	51,333	107,369	209%
Cash - end of period	$146,318	$119,613	$26,705	22%

Operating Activities. For the three months ended March 31, 2018, the net cash used of $275,756 was an improvement over the same quarter of the prior year of $361,720 the loss from operations after non-cash adjustments increased by 93,659 over the prior year offset by an increase in net operating assets and liabilities of $179.623.

Investing Activities. There were no investing activities for the three months ended March 31, 2018

Financing Activities. During the three months ended March 31, 2018, $258,500 in proceeds were from convertible notes payable and 20,872 from the sale of common stock.

Non-Cash Investing and Financing Activities. Non-cash activities for the three months ended March 31, 2018 was the conversion of convertible note of $568,268 plus interest of $44,829 to common stock valued at $1,078,786, the issuance of common stock for accounts payable, and the assuming of a tenant’s liabilities for leasehold improvements of $228,866.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: May 15, 2018	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

