Form 10-Q/A
period 2018-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2018-05-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

“This Amendment No. 1 to the Quarterly Report on Form 10-Q of Diego Pellicer Worldwide for the quarter ended March 31, 2018, originally filed on May 15, 2018 (the “Original Filing”), is being filed solely to correct the formating changes.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.”

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES
Net Rental Revenue	$383,298	$309,962
Rental Expense	(269,087)	(347,203)
Gross Profit	114,211	(37,241)

Operating expenses:
General and administrative expenses	644,773	892,995
Selling Expense	6,269	12
Depreciation Expense	127,257	130,790
Loss from Operations	(664,088)	(1,061,038)

Other Income (Expense)
Licensing Revenue	13,500	13,500
Other Income (Expense)	2,691	3,624
Interest Expense	(710,474)	(288,236)
Impairment Loss	-	(27,500)
Extinguishment of Debt	42,167	-
Change in Derivative Liabilities	3,057,254	50,839
Change in Value of Warrants	119,596	-
Total Other Income (Loss)	2,524,734	(247,773)

Provision for taxes
NET INCOME (LOSS)	$1,860,646	$(1,308,811)

Income (loss) per share
Basic	$0.01	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average common shares outstanding
Basic	164,940,612	50,868,784
Diluted	260,016,862	50,868,784

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

