Form 10-Q
period 2018-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2018-08-20
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 16, 2018 there were 321,986,018 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$121,968	$158,702
Accounts receivable	120,823	170,677
Other receivable	134,184	-
Prepaid expenses	85,500	21,621
Inventory	5,000	32,945

Total current assets	467,475	383,945

Property and equipment, net	359,964	409,128
Security deposits	320,000	320,000

Total assets	$1,147,439	$1,113,073

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$388,422	$626,258
Accrued payable - related party	504,721	449,064
Accrued expenses	231,803	207,558
Notes payable - related party	140,958	307,312
Notes payable	395,903	133,403
Convertible notes, net of discount and costs	498,524	468,116
Deferred rent	236,417	251,878
Deferred revenue	53,000	53,000
Derivative liabilities	917,231	4,106,521
Warrant liabilities	19,892	192,350

Total current liabilities	3,386,871	6,795,460

Deferred revenue	235,000	262,000

Total liabilities	3,621,871	7,057,460

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 495,000,000 shares authorized, 276,287,815 and 142,576,974 shares issued, respectively	276	143
Additional paid-in capital	38,791,670	34,422,338
Stock to be issued	486,956	2,397,218
Accumulated deficit	(41,753,334)	(42,764,086)

Total deficiency in stockholders’ equity	(2,474,432)	(5,944,387)

Total liabilities and deficiency in stockholders’ equity	$1,147,439	$1,113,073

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES
Net Rental Revenue	$279,502	$545,035	$662,800	$854,997
Rental Expense	(284,768)	(289,918)	(553,855)	(637,121)
Gross Profit	(5,266)	255,117	108,945	217,876

Operating expenses:
General and administrative expenses	563,046	1,674,826	1,207,819	2,567,821
Selling Expense	17,070	33,877	23,339	33,889
Depreciation Expense	150,773	108,710	278,030	239,499
Loss from Operations	(736,155)	(1,562,296)	(1,400,243)	(2,623,333)

Other Income (Expense)
Licensing Revenue	13,500	13,500	27,000	27,000
Other Income (Expense)	143	3,061	2,834	45,830
Interest Expense	(322,593)	(446,762)	(1,033,067)	(734,998)
Impairment Loss	-	(15,833)	-	(82,478)
Extinguishment of Debt	(12,414)	(5,607,836)	29,753	(5,607,836)
Change in Derivative Liabilities	154,763	943,780	3,212,017	994,619
Change in Value of Warrants	52,862	(311,216)	172,458	(311,216)
Total Other Income (Loss)	(113,739)	(5,421,306)	2,410,995	(5,669,079)

Provision for taxes
NET INCOME (LOSS)	$(849,894)	$(6,983,601)	$1,010,752	$(8,292,412)

Income (loss) per share - basic and diluted	$(0.01)	$(0.13)	$0.01	$(0.16)

Weighted average common shares outstanding - basic and diluted	164,940,612	52,598,308	164,940,612	52,598,308

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income (loss)	$1,010,752	$(8,292,412)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	278,030	239,499
Impairment	-	82,478
Change in fair value of derivative liability	(3,212,017)	(994,619)
Change in value of warrants	(172,458)	311,216
Amortization of discount	918,846	190,984
Amortization of debt costs	31,062	-
Extinguishment of debt	(29,753)	5,607,836
Stock based compensation	763,949	1,527,713
Changes in operating assets and liabilities:
Accounts receivable	49,854	(144,503)
Inventory	27,945	14,624
Prepaid expenses	(63,879)	411,048
Other assets	(134,184)	(8,000)
Accounts payable	(190,583)	(302,862)
Accrued liability - related parties	173,877	304,939
Accrued expenses	(139,836)	388,511
Deferred rent	(15,461)	161,808
Deferred revenue	(27,000)	(27,000)

Cash used by operating activities	(730,856)	(528,739)

Cash flows from investing activities:
Purchase of property and equipment	-	(125,000)

Cash used by investing activities	-	(125,000)

Cash flows from financing activities:
Debt costs	(16,000)	-
Proceeds from notes payable	250,000
Proceeds from convertible notes payable	439,250	740,000
Repayments of notes payable	-	(129,050)
Proceeds from sale of common stock	20,872	-

Cash provided by financing activities	694,122	610,950

Net increase (decrease) in cash	(36,734)	(42,789)
Cash, beginning of period	158,702	51,333
Cash, end of period	$121,968	$8,544

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$-	$50,000
Notes converted to stock	696,815	-
Accrued interest converted to stock	64,785	-
Value of common stock to be issued for conversion of notes and accrued interest	1,508,909	-
Value of derivative liability extinguished upon conversion of notes and accrued interest	845,752	-
Accounts payable and accrued expenses paid with common stock	165,474	-
Leasehold improvements paid by tenant	228,866	-
Debt issuance costs deducted from proceeds of notes	19,750	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

June 30, 2018 and 2017

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

History

On March 13, 2015, Diego Pellicer Worldwide, Inc. (the Company) (f/k/a Type 1 Media, Inc.) closed on a merger and share exchange agreement by and among (i) the Company, and (ii) Diego Pellicer World-wide 1, Inc., a Delaware corporation, (“Diego”), and (iii) Jonathan White, the majority shareholder of the Company. Diego was merged with and into the Company with the Company to continue as the surviving corporation in the merger. The Company succeeded to and assumed all the rights, assets, liabilities, debts, and obligations of Diego.

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

At the closing of the merger, Diego common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive one share of the surviving corporation for each share of Diego. An aggregate of 21,632,252 common shares of the surviving corporation were issued to the holders of Diego in exchange for their common shares representing approximately 74% of the combined entity.

The merger has been accounted for as a reverse merger and recapitalization in which Diego is treated as the accounting acquirer and Diego Pellicer Worldwide, Inc. is the surviving corporation.

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

Note 2 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying condensed consolidated financial statements of Diego Pellicer Worldwide, Inc. were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.

This Form 10-Q relates to the three and six months ended June 30, 2018 (the “Current Quarter”) and the three and six months ended June 30, 2017 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2017 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. he adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures.

The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Thus, during the initial term of the lease, management has a policy of partial rent forbearance when the tenant first opens the facility to assure that the tenant has the opportunity for success. Management may be required to exercise considerable judgment in estimating revenue to be recognized.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 222,677,270 and 61,089,797 common stock equivalents at June 30, 2018 and 2017, respectively. For the three month periods ended June 30, 2018 and 2017 and for the six month period ended June 30, 2017, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Diluted earnings per share for the six months ended June 30, 2018 have been calculated as follows:

Net income	$1,010,752

Income attributable to convertible instruments	(3,414,228)
Expense attributable to convertible instruments	1,010,892

Diluted loss	$(1,392,584)

Basic shares outstanding	211,378,860

Shares to be issued	33,565,395
Convertible instruments	177,935,382

Diluted shares outstanding	422,879,637

Diluted EPS	$0.00

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

Recent accounting pronouncements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act. The Company is evaluating the impact under Tax Reform Act on the Company's global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $2,919,396, and has an accumulated deficit of $41,753,334 at June 30, 2018. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through June 30, 2018, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 – Property and Equipment

As of June 30, 2018 and December 31, 2017, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	June 30, 2018	December 31, 2017
Leasehold improvements	10 years	1,082,279	853,413
Less: Accumulated depreciation and amortization		(722,315)	(444,285)

Property and equipment, net		$359,964	$409,128

Note 5 – Related Party

As of June 30, 2018 and December 31, 2017, the Company has accrued fees to related parties in the amount of $504,721 and $449,064, respectively. For the three months ended June 30, 2018 and 2017, total cash-based compensation to related parties was $192,099 and $504,443, respectively. For the three months ended June 30, 2018 and 2017, total share-based compensation to related parties was $267,675 and $1,018,195, respectively. For the six months ended June 30, 2018 and 2017, total cash-based compensation to related parties was $380,855 and $305,196, respectively. For the six months ended June 30, 2018 and 2017, total share-based compensation to related parties was $645,639 and $1,527,713 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

During the six months ended June 30, 2018, we issued 13,381,637 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

At June 30, 2018, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

The balance of related party notes was $140,958 and $307,312 at June 30, 2018 and December 31, 2017, respectively.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of June 30, 2018 and December 31, 2017 the outstanding principal balance of the note was $133,403.

On April 2, 2016, the Company issued a note in the amount of $262,500 for use as operating capital. Proceeds from the note were $250,000. The note bears interest at 8% per year and matures on November 29, 2018.

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $917,231 at June 30, 2018. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the six months ended June 30, 2018. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2017	971,455	503,339	468,116	4,106,521
Issuance of convertible notes	519,459	469,750	49,709	868,479
Conversion of convertible notes	(530,461)	(68,689)	(461,772)	(845,752)
Change in fair value of derivatives	—	—	—	(3,212,017)
Amortization	—	(442,471)	442,471	—
Balance June 30, 2018	$960,453	$461,929	$498,524	$917,231

During the six months ended June 30, 2018, $530,461 of notes and $43,127 of accrued interest was converted into 49,201,356 shares of common stock. A gain on extinguishment of debt of $29,753 has been recorded related to these conversions.

The following assumptions were used in calculations of the Black Scholes model for the periods ended June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Risk-free interest rates	1.93 - 2.33%	1.28-1.76%
Expected life (years)	0.25 - 0.93 years	0.02-1.23 year
Expected dividends	0%	0%
Expected volatility	140 - 233%	211-354
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.0085	$0.08

Note 8 – Stockholders’ Equity (Deficit)

On January 14, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 195,000,000 to 495,000,000 shares.

During the six months ended June 30, 2018:

Holders of convertible notes converted $530,461 of notes and $43,127 of accrued interest into 49,201,356 shares of common stock valued at $1,320,897. Additionally, 77,681 shares, valued at $13,983, for the conversion of notes, were authorized but not issued as of June 30, 2018. Shares authorized but unissued at December 31, 2017 totaling 489,752 shares were issued during 2018.

The Company issued 809,994 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We sold 830,005 shares of common stock and received proceeds of $20,872. Of these shares, 100,000 valued at $2,648, were not issued as of June 30, 2018. We issued 336,071 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

We issued 10,312,394 shares of common stock, valued at $140,380 as share-based compensation to related parties. Additionally, 241,665 shares, valued at $72,500, were authorized to be issued for related party services, but were not issued as of June 30, 2018. We issued 20,467,335 shares of common stock that were authorized as share-based compensation to related parties in 2017 and classified as shares to be issued at December 31, 2017.

We issued 2,509,147 shares of common stock, valued at $68,833, for services. Additionally, 2,836,860 shares, valued at $48,650 for services, were authorized but not issued as of June 30, 2018. We issued 1,968,335 shares of common stock that were authorized as share-based compensation in 2017 and classified as shares to be issued at December 31, 2017.

We issued 13,381,637 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

We issued 1,500,000 shares of common stock, valued at $47,254, to settle accounts payable to a consultant.

We issued an excess 5,464,891 shares of common stock to a related party; these shares are in the process of being cancelled.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At June 30, 2018, there is $349,176 accrued for the annual grants, representing 30,309,189 shares. The Company recorded compensation expense of $166,591 for the six months ended June 30, 2018. We issued 3,318,624 shares that were accrued during 2018. The Company issued 23,221,306 shares of common stock that were accrued in 2017 and classified as shares to be issued at December 31, 2017.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

Balance at December 31, 2017	$192,350
Issuance of warrants	-
Change in fair value during period	(172,458)
Balance at June 30, 2018	$19,892

The following assumptions were used in calculations of the Black Scholes model for the periods ended June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Annual dividend yield	0%	0%
Expected life (years)	1.9 - 8.9 years	3 - 10
Risk-free interest rate	2.52 - 2.85%	1.50 – 2.40%
Expected volatility	200 - 230%	177 - 284%

Common stock option activity:

During the six months ended June 30, 2018, the Company recorded total option expense of $237,560.

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

States with legalized marijuana

Thirty states and the District of Columbia have laws broadly legalizing marijuana in some form. Nine states and the District of Columbia have legalized marijuana for recreational use with the largest market by far, California, becoming legal.

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

States introducing and expanding legalized marijuana laws

The legalized cannabis market is about to get a lot bigger, with Canada planning to legalize in 2018 and Eastern states in the U.S. rushing towards legalization. States that have bills to legalize marijuana

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

Phase 3-Excersise the option to purchase and roll up licensed cannabis operations

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

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The retail facilities have shown steady growth in sales since their opening.

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

22

Summary of second quarter of 2018 results

As the result of decreased in general and administrative expenses, the loss from operations declined for the quarter ended June 30, 2018 compared to the prior year’s quarter ended June 30, 2017.

RESULTS OF OPERATIONS

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total revenues
Rental Income	$279,502	$545,035	$662,800	854,997
Rent expense	284,678	289,918	553,855	637,121
Gross Profit	(5,266)	$255,117	$108,945	217,876
Depreciation expense	150,773	108,710	278,030	239,499
General and administrative expense	580,116	1,708,703	1,231,158	2,601,710
Loss from operations	$(736,155)	$(1,562,296)	$(1,400,243)	(2,623,333)

Revenues. For the six months ended June 30, 2018 and 2017, the Company leased three facilities to licensees in Colorado and one in Washington. The six months ended June 30, 2018 is the beginning of the second year of operations for these licensees and Diego is now collecting some premium rents. Diego, however, is still forbearing on the premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the company. For the first time in the company’s history there are four facilities generating some premium rental revenue. As a result, total revenue for the six months ended June 30, 2018 was $662,800, as compared to $854,997 for the Six months ended June 30, 2017, a decrease of $192,197 represented by the forbearance of $482,342 in rent accrued. Total revenue for the three months ended June 30, 2018 was $279,502, as compared to $545,035 for the three months ended June 30, 2017, a decrease of $265,533 represented by the forbearance of $265,533 in rent accrued for the second quarter of 2018.

Gross profit. Rental revenue for the quarter ended June 30, 2018 declined over the prior year’s second quarter, rental income due to forbearance, resulting in a gross loss of $5,266.

General and administrative and selling expense. Our general and administrative expenses for the six months ended June 30, 2018 were $1,231,158, compared to $2,601,710 for the six months ended June 30, 2017. The decline of $1,370,552 was largely attributable a reduction in executive stock compensation and consulting fees during six months ended June 30, 2018.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Other income (expense):
Interest expense	$(322,593)	$(446,762)	$(1,033,067)	(734,998)
Other income and expense	1,229	(5,607,108)	59,587	(5,617,484)
Change in fair value of derivative liabilities	207,625	632,564	3,384,475	683,403
Net other income	$(113,739)	$(5,421,306)	$2,410,995	(5,669,079)

* Not divisible by zero

The Net Other Income was the effect of the decline in market value of the company’s stock had on the derivative liability of $917,231 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2018	June 30, 2017	$	%
Net Cash provided by (used in) operating activities	(730,856)	(528,739)	(202,117)	(38)%
Net Cash used in investing activities	$-	$(125,000)	$125,000	*
Net Cash used in financing activities	694,122	610,950	83,172	14%
Net Decrease in Cash	(36,734)	(42,789)	6,055	14%
Cash - beginning of period	158,702	51,333	107,369	209%
Cash - end of period	$121,928	$8,544	$113,384	1,327%

Operating Activities. For the six months ended June 30, 2018, the net cash used of $730,856 was an increase over the same period of the prior year of $202,117. The loss from operations after non-cash adjustments decreased by 915,716 over the prior year, offset by a decrease in net assets and liabilities of $1,117,833.

Investing Activities. There were no investing activities for the six months ended June 30, 2018

Financing Activities. During the six months ended June 30, 2018, $439,250 in proceeds were from convertible notes payable and 20,872 from the sale of common stock. Payments of notes payable was $29,753

Non-Cash Investing and Financing Activities. Non-cash activities for the six months ended June 30, 2018 was the conversion of convertible notes of $696,815 plus interest of $64,785 to common stock valued at $1,508,909. The issuance of common stock for accounts payable, and the assuming of a tenant’s liabilities for leasehold improvements of $228,866.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 20, 2018	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

