Form 10-Q
period 2018-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2018-11-14
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 09, 2018 there were 20,513,249 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,125	$158,702
Accounts receivable	190,031	170,677
Other receivable	334,184	—
Prepaid expenses	59,850	21,621
Inventory	5,000	32,945

Total current assets	699,190	383,945

Property and equipment, net	209,393	409,128
Security deposits	270,000	320,000

Total assets	$1,178,583	$1,113,073

Liabilities and deficiency in stockholders' equity
Current liabilities:
Accounts payable	$549,463	$626,258
Accrued payable - related party	439,120	449,064
Accrued expenses	293,204	207,558
Notes payable - related party	140,958	307,312
Notes payable	395,903	133,403
Convertible notes, net of discount and costs	689,782	468,116
Deferred rent	221,640	251,878
Deferred revenue	53,000	53,000
Derivative liabilities	5,130,804	4,106,521
Warrant liabilities	12,081	192,350

Total current liabilities	7,925,955	6,795,460

Deferred revenue	221,500	262,000

Total liabilities	8,147,455	7,057,460

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 19,134,588 and 7,128,849 shares issued, respectively	19	7
Additional paid-in capital	39,685,478	34,422,474
Stock to be issued	100,875	2,397,218
Accumulated deficit	(46,755,244)	(42,764,086)

Total deficiency in stockholders' equity	(6,968,872)	(5,944,387)

Total liabilities and deficiency in stockholders' equity	$1,178,583	$1,113,073

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues
Net rental revenue	$405,662	$297,428	$1,068,462	$1,152,425
Rental expense	(289,155)	(191,556)	(843,010)	(828,677)
Gross profit	116,507	105,872	225,452	323,748

Operating expenses:
General and administrative expenses	629,421	871,217	1,837,240	3,439,038
Selling expense	19,616	37,855	42,955	71,744
Depreciation expense	150,572	108,710	428,602	348,209
Loss from operations	(683,102)	(911,910)	(2,083,345)	(3,535,243)

Other income (expense)
Licensing revenue	13,500	13,500	40,500	40,500
Other income (expense)	104	5,978	2,938	51,808
Interest expense	(847,741)	(1,230,865)	(1,880,808)	(1,965,863)
Loss on debt issuance	(2,883,659)	—	(2,883,659)	—
Write off account receivable	(23,966)	—	(23,966)	—
Impairment loss	—	—	—	(82,478)
Extinguishment of debt	18,165	1,450,856	47,918	(4,156,980)
Change in derivative liabilities	(603,021)	(3,310,838)	2,608,996	(2,316,219)
Change in value of warrants	7,810	(67,868)	180,268	(379,084)
Total other income (loss)	(4,318,808)	(3,139,237)	(1,907,813)	(8,808,316)

Provision for taxes
Net income (loss)	$(5,001,910)	$(4,051,147)	$(3,991,158)	$(12,343,559)

Income (loss) per share - basic and diluted	$(0.30)	$(1.49)	$(0.31)	$(4.80)

Weighted average common shares outstanding - basic and diluted	16,534,512	2,710,410	12,681,249	2,574,172

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income (loss)	$(3,991,158)	$(12,343,559)
Adjustments to reconcile net income (loss) to net
Depreciation	428,602	348,208
Impairment	—	82,478
Change in fair value of derivative liability	(2,608,996)	2,316,219
Change in value of warrants	(180,268)	379,084
Amortization of discount	1,663,917	1,289,247
Amortization of debt costs	46,461	—
Extinguishment of debt	(47,918)	4,156,980
Loss on debt issuance	2,883,659	—
Stock based compensation	1,097,350	2,094,733
Changes in operating assets and liabilities:
Accounts receivable	(19,354)	(25,355)
Inventory	27,945	17,049
Prepaid expenses	(38,229)	404,019
Deferred rent receivable	—	(20,867)
Other assets	(284,184)
Accounts payable	(29,541)	(350,256)
Accrued liability - related parties	108,276	373,877
Accrued expenses	(117,754)	381,097
Deferred rent	(30,238)	(30,775)
Deferred revenue	(40,500)	(40,500)
Cash used in operating activities	(1,131,930)	(968,321)

Cash flows from investing activities:
Purchase of property and equipment	—	(125,000)

Cash used in investing activities	—	(125,000)

Cash flows from financing activities:
Debt costs	(16,000)	—
Proceeds from notes payable	250,000	—
Proceeds from convertible notes payable	903,750	1,278,500
Repayments of convertible notes payable	(75,269)
Repayments of notes payable	—	(129,050)
Proceeds from sale of common stock	20,872	—

Cash provided by financing activities	1,083,353	1,149,450

Net increase (decrease) in cash	(48,577)	56,129
Cash, beginning of period	158,702	51,333
Cash, end of period	$110,125	$107,462

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$—	$50,000
Notes converted to stock	$696,815	$3,031,843
Accrued interest converted to stock	$64,785	$122,311
Value of common stock to be issued for conversion of notes and accrued interest	$1,508,909	$6,655,028
Value of derivative liability extinguished upon conversion of notes and accrued interest	$845,752	$5,509,516
Accounts payable and accrued expenses paid with common stock	$165,474	$—
Leasehold improvements paid by tenant	$228,866	$—
Debt issuance costs deducted from proceeds of notes	$35,250	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

September 30, 2018 and 2017

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

Prior to the merger, 3,135,000 shares of Type 1 Media, Inc. were issued and outstanding. The principal owners of the Company agreed to transfer their 2,750,000 issued and outstanding shares to a third party in consideration for $169,000 and cancellation of their 2,750,000 shares. The remaining issued and outstanding shares are still available for trading in the marketplace. At the time of the merger, Type 1 Media, Inc. had no assets or liabilities. Accordingly, the business conducted by Type 1 prior to the merger is not being operated by the combined entity post-merger.

At the closing of the merger, Diego common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive one share of the surviving corporation for each share of Diego. An aggregate of 1,081,613 common shares of the surviving corporation were issued to the holders of Diego in exchange for their common shares representing approximately 74% of the combined entity.

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

This Form 10-Q relates to the three and nine months ended September 30, 2018 (the “Current Quarter”) and the three and nine months ended September 30, 2017 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2017 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 60,158,160 and 3,054,490 common stock equivalents at September 30, 2018 and 2017, respectively. For the three month periods ended September 30, 2018 and 2017 and for the nine month period ended June 30, 2017, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Recent accounting pronouncements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees . Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $7,226,765, and has an accumulated deficit of $46,755,244 at September 30, 2018. These factors, among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through September 30, 2018, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 – Property and Equipment

As of September 30, 2018 and December 31, 2017, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	September 30, 2018	December 31, 2017
Leasehold improvements	10 years	1,082,280	853,413
Less: Accumulated depreciation and amortization		(872,887)	(444,285)

Property and equipment, net		$209,393	$409,128

Note 5 – Related Party

As of September 30, 2018 and December 31, 2017, the Company has accrued fees to related parties in the amount of $439,120 and $449,064, respectively. For the three months ended September 30, 2018 and 2017, total cash-based compensation to related parties was $177,099 and $196,799, respectively. For the three months ended September 30, 2018 and 2017, total share-based compensation to related parties was $228,832 and $483,140, respectively. For the nine months ended September 30, 2018 and 2017, total cash-based compensation to related parties was $557,954 and $501,995, respectively. For the nine months ended September 30, 2018 and 2017, total share-based compensation to related parties was $874,471 and $2,010,853 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

During the nine months ended September 30, 2018, we issued 669,082 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

At September 30, 2018, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

The balance of related party notes was $140,958 and $307,312 at September 30, 2018 and December 31, 2017, respectively.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of September 30, 2018 and December 31, 2017 the outstanding principal balance of the note was $133,403.

On April 2, 2016, the Company issued a note in the amount of $262,500 for use as operating capital. Proceeds from the note were $250,000. The note bears interest at 8% per year and matures on November 29, 2018.

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $5,130,804 at September 30, 2018. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the nine months ended September 30, 2018. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2017	971,454	503,339	468,116	4,106,521
Issuance of convertible notes	3,242,734	3,208,525	34,209	4,900,329
Conversion of convertible notes	(830,145)	(175,000)	(655,144)	(1,267,049)
Repayment of convertible notes	(75,269)		(75,269)
Change in fair value of derivatives	—	—	—	(2,608,997)
Amortization	—	(917,870)	917,870	—
Balance September 30, 2018	$3,308,774	$2,618,994	$689,782	$5,130,804

During the nine months ended September 30, 2018, $830,145 of notes and $69,037 of accrued interest was converted into 6,673,717 shares of common stock. A gain on extinguishment of debt of $47,918 has been recorded related to these conversions.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them of recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,557.77 and $545,606.96, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. To date the Company has received $200,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,527,513 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,883,658 in financing costs, and $2,429,275 as debt discount.

The following assumptions were used in calculations of the Black Scholes model for the periods ended September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Risk-free interest rates	1.89 - 2.33%	1.28-1.76%
Expected life (years)	0.03 - 2.00 years	0.02-1.23 year
Expected dividends	0%	0%
Expected volatility	100 - 233%	211-354
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.11	$1.60

Note 8 – Stockholders’ Equity (Deficit)

On January 14, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 195,000,000 to 495,000,000 shares.

On June 25, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 495,000,000 to 840,000,000 shares. In addition the Board of Directors approved a 20 for 1 reverse split of the outstanding common shares of the Company.

Subsequent to September 30, 2018 and on October 29, 2018, the Company effected a 20 for 1 reverse stock split on its shares of common stock. The par value and number of authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

During the nine months ended September 30, 2018:

Holders of convertible notes converted $830,145 of notes and $69,037 of accrued interest into 6,673,717 shares of common stock valued at $1,938,819. Additionally, 3,884 shares, valued at $13,983, for the conversion of notes, were authorized but not issued as of September 30, 2018. Shares authorized but unissued at December 31, 2017 totaling 24,488 shares were issued during 2018.

We issued 40,500 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We sold 41,500 shares of common stock and received proceeds of $20,872. Of these shares, 5,000 valued at $2,648, were not issued as of September 30, 2018. We issued 16,804 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

We issued 2,108,587 shares of common stock, valued at $301,253 as share-based compensation to related parties. Additionally, 280,693 shares, valued at $130,868, were authorized to be issued for related party services, but were not issued as of September 30, 2018. We issued 1,023,367 shares of common stock that were authorized as share-based compensation to related parties in 2017 and classified as shares to be issued at December 31, 2017.

We issued 361,275 shares of common stock, valued at $70,680, for services. Additionally, 22,306 shares, valued at $4,232 for services, were authorized but not issued as of September 30, 2018. We issued 98,417 shares of common stock that were authorized as share-based compensation in 2017 and classified as shares to be issued at December 31, 2017.

We issued 669,082 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

We issued an excess 273,245 shares of common stock to a related party; these shares are in the process of being cancelled.

We issued 75,000 shares of common stock, valued at $47,254, to settle accounts payable to a consultant.

We issued 125,000 shares of common stock, valued at $20,500, for an inducement of extension of sublease.

As a condition of management employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At September 30, 2018, there is $392,998 accrued for the annual grants, representing 1,849,091 shares. The Company recorded compensation expense of $544,647 for the nine months ended September 30, 2018. The Company issued 748,896 shares that were accrued during 2018. The Company issued 1,161,065 shares of common stock that were accrued in 2017 and classified as shares to be issued at December 31, 2017.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Balance at December 31, 2017	$192,350
Issuance of warrants	—
Change in fair value during period	(180,269)
Balance at September 30, 2018	$12,081

The following assumptions were used in calculations of the Black Scholes model for the periods ended September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Annual dividend yield	0%	0%
Expected life (years)	1.67 - 8.9 years	3 - 10
Risk-free interest rate	2.52 - 3.05%	1.50 – 2.40%
Expected volatility	188 - 230%	177 - 284%

Common stock option activity:

During the nine months ended September 30, 2018, the Company recorded total option expense of $238,599.

Note 9 – Subsequent Events.

Subsequent to September 30, 2018, the Company issued 1,378,661 shares of common stock for the conversion of convertible notes and accrued interest.

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

Recent developments at the federal level

Pressures from the states with legalized cannabis industries have been exerted by those state’s Senators and Congressmen. Both informal and formal efforts have been increased by these states. The following are the most recent:

●	New York Democratic Senator Chuck Schumer introducing legislation to remove cannabis from the DEA’s list of controlled substances, to decriminalize pot at a federal level and effectively allow states to decide how to regulate the use of medical or recreational marijuana without concern for federal law.

●	President Trump cut a deal with Colorado Senator Corey Gardner, R-Colo. to allow states to decide what to do about cannabis.

●	Senator Mitch McConnell’s R-KY introduced his own legislation to make hemp farming legal in the U.S.

●	Former Speaker of the House John Boehner became a director with cannabis company Acreage Holdings.

●	The Food and Drug Administration setting up for an approval of the first cannabis-based drug from GW Pharmaceuticals Plc (GWPH).

●	The Veteran’s Administration now wants to study the effectiveness of cannabis for chronic pain and PTSD. [5]

●	Marijuana-specific legislation recently introduced before the 115 U.S. Congress: [6]

o	House Bill 974-Respect State Marijuana Laws Act of 2017- amending the Controlled Substance Act so that its language does not apply to people complying with state marijuana laws.

o	House Bill 1227-Ending Marijuana Prohibition Act of 2017-deregulate marijuana federally.

o	House Bill 1823-Marijuana Revenue and Regulation Act-amending the Internal Revenue Code for taxation and regulation of marijuana products.

o	House Bill 1841-Regulate Marijuana Like Alcohol Act- removing marijuana from the Controlled Substance Act

The projected U.S. cannabis industry’s growth

The Cannabis Industry’s Annual Report for 2017 projects the following robust growth of legal marijuana sales: 7

5 The Street, “Cannabis Industry Sits on Precipice of Major Expansion, March 28, 2018, by Bill Meagher

6 The Cannabist, Federal Marijuana Bills Boosted by New Supporters as Congress Gets Back to Work, January 9, 2018, Alicia Wallace.

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

What is Diego’s Strategy?

Phase 1 - brand and develop facilities and lease to licensed operators

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

Diego Pellicer Management Company, will license the upscale Diego Pellicer brand to qualified operators and receive royalty payments, while providing expertise in retail, product and manufacturing from Diego’s accomplished management team with extensive industry experience.

Phase 2 - Sell facilities and retain a management contract

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

Phase 3 - Exercise the option to purchase and roll up licensed cannabis operations

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

Summary of third quarter of 2018 results

As the result of decreased in general and administrative expenses, the loss from operations declined for the quarter ended September 30, 2018 compared to the prior year’s quarter ended September 30, 2017.

RESULTS OF OPERATION

Three months ended September 30, 2018 compared to three months ended September 30, 2017

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Revenues
Net rental revenue	$405,662	$297,428
Rental expense	(289,155)	(191,556)
Gross profit	116,507	105,872
General and administrative expenses	629,421	871,217
Selling expense	19,616	37,855
Depreciation expense	150,572	108,710
Loss from operations	(683,102)	(911,910)

Revenues. For the three months ended September 30, 2018 and 2017, the Company leased three facilities to licensees in Colorado and one in Washington. The three months ended September 30, 2018 is the beginning of the second year of operations for these licensees and Diego is now collecting some premium rents. Diego, however, is still forbearing on the premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the company. For the first time in the company’s history there are four facilities generating some premium rental revenue. As a result, total revenue for the three months ended September 30, 2018 was $405,662, as compared to $297,428 for the three months ended September 30, 2017, an increase of $108,234, due to premium rental revenue generated during Q3 2018.

Gross profit. Rental revenue for the quarter ended September 30, 2018 increased over the prior year’s third quarter, rental income due to forbearance, resulting in a gross profit of $116,507.

General and administrative expense. Our general and administrative expenses for the three months ended September 30, 2018 were $629,421, compared to $871,217 for the three months ended September 30, 2017. The decline of $241,796 was largely attributable a reduction in executive stock compensation and consulting fees during nine months ended September 30, 2018.

Selling expense. Our selling expenses for the nine months ended September 30, 2018 were $19,616, compared to $37,855 for the nine months ended September 30, 2017. The decline of $18,239 was due to reduction of services used related to selling and marketing.

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Other income (expense)
Licensing revenue	13,500	13,500
Other income (expense)	104	5,978
Interest expense	(847,741)	(1,230,865)
Loss on debt issuance	(2,907,625)	—
Extinguishment of debt	18,165	1,450,856
Change in derivative liabilities	(603,021)	(3,310,838)
Change in value of warrants	7,810	(67,868)
Net other income	(4,318,808)	(3,139,237)

The Net Other Income was the effect of the decline in market value of the company’s stock had on the derivative liability of $603,021 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

After rental expense the gross margins on the lease were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenues
Net rental revenue	$1,068,462	$1,152,425
Rental expense	(843,010)	(828,677)
Gross profit	225,452	323,748
General and administrative expenses	1,837,240	3,439,038
Selling expense	42,955	71,744
Depreciation expense	428,602	348,209
Loss from operations	(2,083,345)	(3,535,243)

Revenues. For the nine months ended September 30, 2018 and 2017, the Company leased three facilities to licensees in Colorado and one in Washington. The nine months ended September 30, 2018 is the beginning of the second year of operations for these licensees and Diego is now collecting some premium rents. Diego, however, is still forbearing on the premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the company. For the first time in the company’s history there are four facilities generating some premium rental revenue. As a result, total revenue for the nine months ended September 30, 2018 was $1,068,462, as compared to $1,152,425 for the nine months ended September 30, 2017, a decrease of $83,963.

Gross profit. Rental revenue for the periods ended September 30, 2018 decreased over the prior year’s nine months ended September 30, 2018, rental income due to forbearance, resulting in a gross profit of $225,452.

General and administrative expense. Our general and administrative expenses for the nine months ended September 30, 2018 were $1,837,240, compared to $3,439,038 for the nine months ended September 30, 2017. The decline of $1,370,552 was largely attributable a reduction in executive stock compensation and consulting fees during nine months ended September 30, 2018.

Selling expense. Our selling expenses for the nine months ended September 30, 2018 were $42,955, compared to $71,744 for the nine months ended September 30, 2017. The decline of $28,789 was due to reduction of services used related to selling and marketing

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Other income (expense)
Licensing revenue	40,500	40,500
Other income (expense)	2,938	51,808
Interest expense	(1,880,808)	(1,965,863)
Loss on debt issuance	(2,907,625)	—
Impairment loss	—	(82,478)
Extinguishment of debt	47,918	(4,156,980)
Change in derivative liabilities	2,608,996	(2,316,219)
Change in value of warrants	180,268	(379,084)
Net other income	(1,907,813)	(8,808,316)

The Net Other Income was the effect of the decline in market value of the company’s stock had on the derivative liability of $2,608,996 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months Ended	Nine months Ended	Increase (Decrease)
	September 30, 2018	September 30, 2017	$	%
Net Cash used in operating activities	(1,131,930)	(968,321)	(163,609)	(14)%
Net Cash used in investing activities	$—	$(125,000)	$125,000	*
Net Cash provided by financing activities	1,083,353	1,149,450	(66,097)	(6)%
Net Increase (Decrease) in Cash	(48,577)	56,129	(104,706)	(187)%
Cash - beginning of period	158,702	51,333	107,369	209%
Cash - end of period	$110,125	$107,462	$2,663	2%

* Not divisible by zero

Operating Activities. For the nine months ended September 30, 2018, the net cash used of $1,131,930 was a decrease over the same period of the prior year of $163,609. The loss from operations after non-cash adjustments increased by $ 968,259 over the prior year, offset by a decrease in net assets and liabilities of $1,072,137.

Investing Activities. There were no investing activities for the nine months ended September 30, 2018.

Financing Activities. During the nine months ended September 30, 2018, $903,750 in proceeds were from convertible notes payable, $250,000 in proceeds were from notes payable and 20,872 from the sale of common stock. Payments of convertible notes payable was $135,000.

Non-Cash Investing and Financing Activities. Non-cash activities for the nine months ended September 30, 2018 was the conversion of convertible notes of $696,815 plus interest of $64,785 to common stock valued at $1,508,909. The issuance of common stock for accounts payable, and the assuming of a tenant’s liabilities for leasehold improvements of $228,866.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 14, 2018	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)