Form 10-K
period 2018-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2019-04-16
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company's second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of April 12, 2019, the registrant had 47,038,274 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

What is Diego's Strategy, Phases One and Two?

Diego is a real estate and a consumer retail development company that is focused on high quality recurring revenues resulting from leasing real estate to licensed cannabis operators, and the management of operations for these and other third party cannabis operators deriving income from management and royalty fees. Diego provides a competitive advantage to these operators by developing “Diego Pellicer” as the world’s first premium marijuana brand and by establishing the highest quality standards for its facilities and products.

The Company's first phase strategy is to acquire and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego's first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company's values and strictly complies with state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant's operations when it becomes legal on a federal level to operate cannabis distribution operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

Diego Pellicer Management Company, will license the upscale Diego Pellicer brand to qualified operators and receive royalty payments, while providing expertise in retail, product and manufacturing from Diego’s accomplished management team with extensive industry experience

Value Proposition

Value proposition 1: By providing branding, management experience, training, unique accessories, purchasing services, locational experience, standardized design, and experienced construction supervision, the tenant reduces his startup time, reduces cash drain, increases his efficiency, and builds his gross margin. Diego provides the capital for preopening lease costs and tenant improvements. This results in a turnkey retail location for the tenant. Thus, Diego’s real estate, management, consulting and accessory sales are positioned to deliver a premium return on our investment.

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego's option, and upon changes to federal law, introduces our second value proposition-ownership of operations in an industry that is projected to exceed $8 billion by 2018.

Revenue Generation and Growth

Diego generates current revenue and stages future revenue streams through the following processes:

●	Acquire target properties to be improved for the growing, processing, distribution, and sale of medical and recreational marijuana, extracts and ancillary products.

●	Build and lease turnkey Retail, Processing and/or Growing facilities.

●	The Company may choose to secure management contracts with other retail and grow facilities to manage the business the “Diego Way.” This will generate additional revenue with which we can further expand our network of stores.

●	Negotiate merger agreements with favored partners that will trigger when marijuana commerce becomes legal federally.

●	Own DP Brands and other intellectual property.

●	Charge reasonable rents and management fees to tenants or operators to recover all build-out, start-up investment plus profit margin, and management expertise over the lease term.

●	Sell non-cannabis branded products lines such as apparel and edibles to Diego stores.

●	Create an e-commerce platform selling non-cannabis branded merchandise

●	Continue to build and market the brand utilizing all forms of media including traditional and digital media, social media, e-commerce, and strategic partners.

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

What we accomplished in 2018:

In 2018, Diego operated three Colorado facilities, and a Washington facility having received prestigious awards for “Most Valuable Brand of the Year” and “Best Retail Center” by the 2018 National Cannabis Business Awards. Diego now has four facilities generating rent in 2018 for the full year. The tenants in their first and second years of operations were quickly growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2018 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail (recreational and medical)	3,300 sq.	Denver	CO
Grow Warehouse	18,600 sq.	Denver	CO
Grow Warehouse	14,800 sq.	Denver	CO
Retail (recreational and medical)	4,500 sq.	Seattle	WA

Diego's Washington tenant opened our first flagship store in Seattle in October 2016. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego's two cultivation facilities in Denver, CO began production in late 2016.

Recurring lease revenues from signed agreements are amenable to forecast. Likewise, forecasting expenses of lease obligations for which Diego has signed contracts are also amenable to forecasting. Diego's leases will be generating cash of over $120,000 monthly net of lease costs. After amortization of construction costs, gross income from leases will be over $100,000. In addition to this, there will be income from accessory sales.

5

Diego Pellicer Seattle

Diego Pellicer Denver

Diego will continue this strategy in states where recreational or medical marijuana sales and cultivation is legal under state law. Our business model is recurring lease revenue, royalties, management fees, and is entirely scalable. Our success will dependent upon continuing to raise capital for expansion, continual improvement of our business model, standardizing store design, controlling costs, new store management opportunities, and continuing to develop the brand.

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

The Industry: Retail Sales Continue to Rise Rapidly

Legalization of marijuana is a very recent movement. California was the first to legalize in 1996 when medical marijuana was approved. Nine states and the District of Columbia have legalized the drug for recreational purposes, according to the National Conference of State Legislatures. More than half the states (31) – plus the District of Columbia, Guam and Puerto Rico – have legalized it for medical purposes. The list of states that have legalized marijuana could expand this November. Voters in Michigan and North Dakota will decide whether to allow recreational use. Marijuana remains illegal under U.S. federal law.

Marijuana Legalization By State

States With Medical Marijuana Laws | States With Recreational Marijuana Laws

WA
OR
CA
NV
ID
MT
WY
UT
CO
AZ
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
GA
FL
SC
NC
VA
WV
PA
NY
VT
NH
ME
MA
RI
CT
NJ
DE
MD
DC
AK
HI
States with medical marijuana laws
States with recreational marijuana laws

Key Statistics

65%

of the U.S. population now lives in a state where marijuana has been legalized

33 states plus Washington DC have medical marijuana laws

10 states plus Washington DC have recreational marijuana laws

Source: Marijuana Business Daily, U.S. Census Bureau

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The growth in public support for legal marijuana comes as a growing number of states have legalized the drug for medical or recreational purposes in recent years.

About six-in-ten Americans (62%) say the use of marijuana should be legalized, reflecting a steady increase over the past decade, according to a new Pew Research Center survey. The share of U.S. adults who support marijuana legalization is little changed from about a year ago – when 61% favored it – but it is double what it was in 2000 (31%).

As in the past, there are wide generational and partisan differences in views of marijuana legalization. Majorities of Millennials (74%), Gen Xers (63%) and Baby Boomers (54%) say the use of marijuana should be legal. Members of the Silent Generation continue to be the least supportive of legalization (39%), but they have become more supportive in the past year.

Source: Pew Research Center

Annual cannabis retail sales continue to grow year-over-year as new markets emerge and more states legalize medical and recreational marijuana. Sales in 2018 are projected to increase by roughly 35% from 2017, on pace to reach more than $8 billion by the end of the year.

By 2022, annual retail marijuana sales in the United States could top $22 billion, which would represent more than a 250% increase from 2017.

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

In 2018, retail marijuana sales in the United States are expected to increase by roughly 35%, on pace to reach over $8 billion by the end of the year. Despite the rocky rollout of California's new recreational industry, the market is massive and will be a major driver of sales growth this year. In mature markets like Washington state and Colorado, rec sales have continued rising - though at a slower rate than in previous years. In 2018, combined sales in those two states will easily eclipse $2 billion. Ongoing growth in Nevada's red-hot recreational market and the launch of adult-use sales in Massachusetts in late 2018 will further buoy sales in 2018. Based on our estimates, recreational sales will surpass medical sales for the first time in 2018, a major milestone for the cannabis industry.

Overall, medical marijuana sales are expected to decrease for the first time in 2018 - driven by the massive transition taking place in California. Prior to 2018, all sales in the state were in the MMJ market, but now that recreational sales are underway, early reports suggest the vast majority of purchases taking place in licensed, regulated stores are to adult-use customers.

Outside of California, however, sales are expected to continue climbing, bolstered by ongoing growth in mature markets like New Mexico and Arizona, increased patient access in Florida and new MMJ programs coming online in Maryland and Pennsylvania. The transition to fully regulated, state-licensed MMJ sales in Michigan has caused some short-term instability, but it remains one of the largest medical markets in the country and will likely continue to form the foundation of the MMJ industry for years to come.

Ohio could begin MMJ sales at the very end of 2018, though it will take time for the program to fully develop. The state's MMJ market is particularly noteworthy, as it has the potential to generate upwards of $300 million in annual retail sales a few years down the road.

Setbacks in Arkansas and Maine have pushed back the start of their MMJ and adult-use sales, respectively, until 2019. More states will legalize marijuana in the near future, as New Jersey is on the short list to pass a recreational marijuana measure through the legislature and Arizona is likely to have an adult-use cannabis initiative on the 2020 ballot.

By 2022, we project total retail marijuana sales in the United States will reach approximately $22 billion annually - more than a threefold increase from estimated annual sales in 2017. Our estimates account for the fact that more states will likely legalize medical or adult-use marijuana in the coming years - though it's difficult to predict when that will happen and how big those markets will be. Using a range of estimates that incorporate several factors - such as the likelihood of a given state passing a legalization measure, the size of the customer/patient base and time frame for the launch of sales - helps account for this uncertainty. Our approach is refined over time as more information becomes available.

It's important to point out that the marijuana industry has a big and growing impact on the economy at large as the revenue it generates ripples across a community, city and/ or state - as well as the nation. To understand an industry's economic impact, traditional macroeconomic multipliers can range anywhere from 10 to 20 times the original dollar spent. Based on new data from other industries, we've settled on a standard multiplier of 3.5 for the marijuana industry - a slight revision from last year's multiplier of four.

In other words, for every $1 consumers/patients spend at dispensaries and rec stores, an additional $2.50 of economic value will be injected into the economy - much of it at the local level.

U.S. Cannabis Industry Total Economic Impact: 2017 - 2022
(In Billions Of U.S. Dollars)

Additional Economic Impact Of Dispensary/Store Sales
Dispensary/Store Sales
Total Economic Impact Of Cannabis Industry
$90B
$80B
$70B
$60B
$50B
$40B
$30B
$20B
$10B
$0B
$20.4-$23.0 Total
$25.9-$32.5 Total
$37.6-$47.1 Total
$47.4-$57.7 Total
$57.1-$69.9 Total
$69.4-$84.9 Total
2017
2018
2019
2020
2021
2022

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc. (Note that our goal is to provide conservative, realistic financial forecasts that reflect the high degree of uncertainty in the industry. Total cannabis sales in any given calendar year are highly dependent upon progress made - or not made - in each individual state. California is currently the big wild card, as the slow rollout of its statewide regulatory system makes it difficult to get a handle on the exact size of this enormous market. As more information comes to light over time, it could change our estimates for California and, therefore, the industry at large.)

Where are the Greatest Market Opportunities?

All eyes are on California.

That's the reality for nearly everyone involved in the global marijuana market. Companies around the world - from Europe to Canada to Israel and beyond - want a piece of the California market. But there are plenty of practical ramifications. No other state or federal government in the world has tried to implement such a wide-ranging regulatory system that affects tens of thousands of existing black- and gray-market businesses.

The bottom line: The sheer immensity of the California cannabis market is topped only by its complexity. And that complexity has led to major struggles and big wait times for entrepreneurs looking to tap the California market potential. California's MJ regulatory system covers a population of 40 million and includes incentives for existing businesses to transition to the licit tax-paying industry.

There are plenty of other hurdles for existing and future businesses as well, including local license caps from towns and counties that are hesitant to grant permits to any type of cannabis companies. As of early October 2018, only a fraction of local governments had opted to allow rec companies to set up shop within their borders, and state business permits are dependent on a company first obtaining local authorization of some sort. Plenty of companies are striving to play by the rules, but they're often unable to stay in business while doing so because they haven't been able to find locations that fit all the legal parameters for licensing.

The same is true for thousands of small-scale growers in California, as well as edibles makers, concentrate producers and other plant-touching businesses. One option for such companies, at least for now, is to focus on the medical marijuana market instead of rec. Far more local governments allow limited medical companies than adult-use businesses. Obtaining such permits could be a stopgap move, because as time goes on, it's likely that more and more local governments will decide to permit rec. Another option could be to pivot into an alternate cannabis sector, such as distribution or testing labs, given that there's a dearth of both key business types in the state.

Hemp and CBD

Hemp was once prized for making rope. Two hundred years later, the plant still has us tied in knots. From a patchwork of state hemp rules to confusion among cannabis entrepreneurs about the definition of hemp, uncertainty reigns in the hemp industry. Hemp has long been bedeviled by its conflation with marijuana, and the Controlled Substances Act banned its production for decades. That changed in 2014, when the U.S. Farm Bill opened the door for a hemp revival in states willing to experiment (and control) the crop's return to legal production. The federal government defines hemp as cannabis sativa with a THC content at or below 0.3%.

The Farm Bill set off an explosion of hemp production and experimentation and has given cannabis entrepreneurs new opportunities to grow, sell and buy cannabis in a nonintoxicating form. As of October 2018, hemp production is legal under at least limited circumstances in 41 states. The Farm Bill allows limited interstate commerce for hemp - something still off-limits to marijuana entrepreneurs. And hemp businesses report fewer banking and regulatory headaches (though barriers certainly exist in these areas), compared to their marijuana-producing colleagues.

The U.S. hemp experiment is still unfolding. Market conditions vary widely. Some states ban all hemp production; others allow some but not all farmers to grow it; and a handful of states invite all farmers to try hemp and even offer to help market the crop and find companies to process it. U.S. agriculture authorities consider hemp legal only if it is grown as part of a state-backed pilot project, so the USDA keeps no records of the nation's nascent hemp industry.

Not all U.S. states use the federal THC guidelines to define hemp, and the 0.3% THC threshold has little basis in science, meaning that scientists don't agree how much THC a plant needs to produce a high when heated and consumed. Cannabis plants have more than 100 cannabinoids, of which THC is only one, and hemp products with no detectable THC can still be considered psychoactive if they contain cannabinoids that relieve anxiety or depression. At least one state, Iowa, explicitly dictates that cannabidiol is legal but highTHC marijuana is not legal - then goes on to say it accepts cannabidiol with a THC limit 10 times higher than the federal threshold for legal hemp.

Still, the 0.3% THC threshold is a useful metric for dividing marijuana from hemp, and it is the standard used in this Factbook.

Longtime hemp prohibition in the United States has left the industry frozen in time. There is little modern agricultural equipment appropriate for hemp harvesting and processing, and the crop likely won't match the market share it enjoyed before the Industrial Revolution, when hemp fibers were commonly used in commercial fabrics. Today, hemp's value comes mostly from its flower, rich in cannabinoids beyond THC. The most valuable as of this report is CBD, a cannabinoid with established therapeutic uses including pain relief and reducing muscle spasms associated with epilepsy or muscular sclerosis.

Hemp Industry Daily estimates that the U.S. market for hemp-derived CBD will hit approximately $500 million in 2018, with the potential to eclipse $3 billion annually by 2022 - a 500% increase in just four years.

Expect hemp-derived cannabinoid products low in THC to take increasing market share (and media attention) in the overall cannabis industry.

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

What Benchmarks could Diego be Measured Against?

Diego was one of the first to the market with a real estate holding and branding business model; however, other companies have since adopted similar strategies. Key differentiators between Diego and its competitors are superior branding, optimized build-out and turnkey grow and retail development, pre-negotiated acquisition contracts, and most importantly a branded management company. Table 4 provides a financial benchmark of other cannabis.

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

Attorney General Jeff Sessions' January 2018 decision to rescind the Cole Memo raised some concerns in the marijuana industry that federal officials may try to interfere with legal cannabis. Those concerns, for the most part, haven't materialized, but the scare did get many marijuana businesses thinking about the possibility of federal interference and what could be done about it.

The memo was drafted during the Obama administration by former U.S. Deputy Attorney General James Cole in 2013 as a way to minimize the threat of federal crackdowns against legal marijuana businesses. The document essentially instructed federal law enforcement not to interfere with state-licensed marijuana businesses complying with state laws and certain conditions, such as not selling product to minors or into the black market.

While the Cole Memo clearly expressed an Obama administration policy of leaving legal marijuana businesses alone, it was not a legal change - which only Congress can do. Therefore, the Cole Memo technically allowed U.S. attorneys to go after marijuana businesses if they wanted. With the sending of the Cole Memo to the proverbial shredder, U.S. attorneys no longer have guidelines on how to deal with state-licensed marijuana businesses. But in an April 2018 conversation with Republican U.S. Sen. Cory Gardner, President Donald Trump pledged to keep the Department of Justice from interfering with state cannabis laws and, perhaps more significantly, support legislation protecting state-legal marijuana businesses. White House officials later confirmed the president's policy stance.

The news is being celebrated by advocates working to reform marijuana laws, but many are wary of taking President Trump at his word as nothing has been codified that would prevent him from reversing course.

Several bills have been introduced to Congress seeking to reform federal marijuana laws in different ways, including the removal of cannabis from the list of controlled substances, allowing MJ companies to access traditional banking services and amending the IRS code to more fairly tax cannabis businesses. Similar bills have been introduced in previous sessions of Congress, but none have gained significant traction. This time, however, may be different, as marijuana reform has become a bipartisan issue that has the support of many prominent Republicans.

Senate Majority Leader Mitch McConnell, for example, introduced a bill in April to remove federal barriers on hemp, while former Republican House Speaker John Boehner recently disclosed his involvement with a large, multistate cannabis company.

Whether any significant reform of federal marijuana policy happens in 2018 and what shape it could take remains an open question, but it's clear that attitudes toward cannabis on Capitol Hill are shifting.

 Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

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

Item 4. Mine Safety

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of the date of this Report, there are outstanding options and warrants to purchase 11,176,493 shares of common stock of the Registrant.

Record Holders

As of April 12, 2019, there were approximately 193 shareholders of record holding a total of 47,423,790 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Registrant has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Registrant's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Unregistered Sale of Equity Securities

We sold 41,054 shares of common stock and received proceeds of $20,872. Additionally 5,000 valued at $2,648 were not issued as of December 31, 2018. We issued 16,804 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

Holders of convertible notes converted $1,019,933 of notes and $78,107 of accrued interest into 15,230,423 shares of common stock valued at $2,726,567. Additionally, 85,110 shares, valued at $168,862, for the conversion of notes, were authorized but not issued as of December 31, 2018.

2,116,857 shares of common stock were returned in connection with Debt Restructure Agreements dated On July 17, 2018, additionally 675,759 shares of common stock, valued at $108,121, were agreed to be cancelled, has not been returned as of December 31, 2018.

We issued 40,500 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We issued 1,780,074 shares of common stock, valued at $618,532, for services. Additionally, 1,980,179 shares, valued at $322,433 for services, were authorized but not issued as of December 31, 2018.

We issued 669,082 shares of common stock for payment of a former employee note in the amount of $166,354, plus accrued interest of $21,658. In addition, 273,245 excessive shares of common stock were issued, these shares are in the process of being cancelled.

We issued 75,000 shares of common stock, valued at $47,254, to settle accounts payable to a consultant.

We issued 125,000 shares of common stock, valued at $20,500, for an inducement of extension of sublease.

We issued 2,308,938 shares of common stock, valued at $202,443 as share-based compensation to related parties. Additionally, 29,486 shares, valued at $95,983 were authorized to be issued for related party services, but were not issued as of December 31, 2018.

As a condition of management employment, the Board of Directors approved employment agreements with two key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. During the year ended December 31, 2018, 2,732,106 shares were issued. At December 31, 2018, there is $229,031 accrued for the annual grants, representing 649,541 shares authorized not issued. The Company recorded compensation expense of $610,284 for the year ended December 31, 2018.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-K This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those under sections in the financial statements and footnotes included in the Company’s Form 10-K filed on March 31, 2018 for the year ended December 31, 2018. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of growing market for legalized cannabis being made possible by the escalating legislation allowing for the legalization of cannabis operations in the majority of states:

The industry is operating under stringent regulations within the various state jurisdictions. The Company’s primary business plan is twofold: First to lease various properties to licensed operators in these jurisdictions to grow, process and sell cannabis and related products, and the second the Diego Pellicer Management Company, will license the upscale Diego Pellicer brand to qualified operators and receive royalty payments, while providing expertise in retail, product and manufacturing from Diego’s accomplished management team with extensive industry experience, The Company will also provide educational training, compliance consultation, branding, and related accessories to their tenants. These leases and management agreements are expected to provide substantial streams of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations. Accordingly, the Company will selectively negotiate an option on our tenants’ operating company.

The Company has already established four facilities in markets that have experienced high growth, Washington and Colorado. This growth is illustrated in the tables below:

Source: Headset & 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

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

2018 has been a year of growth for Diego Pellicer Worldwide. Four tenants were open and generating lease revenue. The tenants were showing steady revenue increases and operating improvements. The business model was being proven. The brand name was getting national recognition and garnered the “Most Valuable Brand of the Year” at the 2018 National Cannabis Business Awards beating out tough national competition including MedMen™, The Clinic, Lightshade and Olio. Diego was also honored as the “Best Retail Center” for the second year in a row, defeating other highly regarded names including LiveWell, The Clinic, The Green Solutions, Euflora and Kind Love.

Following this stabilization and growth, in 2019 Diego expects that its revenues from existing tenants, new management agreements and retail acquisitions by the Company and, or it’s tenants will continue to improve the bottom line for the Company. General and administrative expenses should continue to decline also resulting in improved operating results.

Diego is exploring opportunities in California, Colorado, Nevada, Washington and other states. The Company will continue to raise capital to finance that expansion. This should result in increased revenues for the future and increased opportunities into new markets.

Opportunity in an untapped industry with multi-billion-dollar potential

The demand for marijuana products is a multi-billion-dollar market that has only recently begun to become mainstream. Many challenges face the marijuana entrepreneur. Therein lies the opportunity.

Regulation and reality

Total demand for marijuana in the United States, including the black market, is around $52.5 billion, according to the estimates.. That becomes a very conservative estimate of the size of the market in the United States. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level. If the Federal Government legalized marijuana nationwide, sales might start out around that level, but would likely rise as cannabis gained mainstream acceptance and the market evolved. Eventually, marijuana could surpass cigarette sales with the potential to rival beer in terms of overall sales.

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

States with legalized marijuana

Thirty three states and the District of Columbia have laws broadly legalizing marijuana in some form. Ten states and the District of Columbia have legalized marijuana for recreational use with the largest market by far, California, becoming legal.

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

States introducing and expanding legalized marijuana laws

The legalized cannabis market has grown considerably bigger, with Canada federally legalizing recreational marijuana in 2018 and Eastern states in the U.S. rushing towards legalization.

Recent developments at the federal level

Pressures from the states with legalized cannabis industries have been exerted by those state’s Senators and Congressmen. Both informal and formal efforts have been increased by these states. The following are the most recent:

In an April 2018 conversation with Republican U.S. Sen. Cory Gardner, President Donald Trump pledged to keep the Department of Justice from interfering with state cannabis laws and, perhaps more significantly, support legislation protecting state-legal marijuana businesses. White House officials later confirmed the president's policy stance.

Several bills have been introduced to Congress seeking to reform federal marijuana laws in different ways, including the removal of cannabis from the list of controlled substances, allowing MJ companies to access traditional banking services and amending the IRS code to more fairly tax cannabis businesses.

Similar bills have been introduced in previous sessions of Congress, but none have gained significant traction. This time, however, may be different, as marijuana reform has become a bipartisan issue that has the support of many prominent Republicans.

Senate Majority Leader Mitch McConnell, for example, introduced a bill in April to remove federal barriers on hemp, while former Republican House Speaker John Boehner recently disclosed his involvement with a large, multistate cannabis company.

Whether any significant reform of federal marijuana policy happens in 2018 and what shape it could take remains an open question, but it's clear that attitudes toward cannabis on Capitol Hill are shifting.

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

The Food and Drug Administration setting up for an approval of the first cannabis-based drug from GW Pharmaceuticals Plc (“GWPH”)

The Veteran’s Administration now wants to study the effectiveness of cannabis for chronic pain and PTSD. (The Street, “Cannabis Industry Sits on Precipice of Major Expansion, March 28, 2018, by Bill Meagher)

 Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The projected U.S. cannabis industry’s growth

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

What we accomplished in 2018

2018 was a time of new growth for the Company. An effective and experienced team had to be assembled from within our operators to develop our newly formed management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and do begin the expansion into different markets in the US. Much of the Company’s debt was renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

$1,173,750   in new capital was raised. New markets were explored. Four facilities continued to see year upon year increases in revenues, which lead to increased rental revenue cash-flow to the Company. All delinquent notes were renegotiated, consolidated, and extended. In 2018, Diego had received revenues from three Colorado facilities, and our Washington store. Diego now had four facilities generating rent in 2018 for the full year and we have actively been expanding in those markets with potential acquisitions for our tenants, and our management company. The tenants growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2018 are as follows:

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

Diego Pellicer Seattle

SEATTLE STORE 2018 REVENUES
450,000.00
400,000.00
350,000.00
300,000.00
250,000.00
200,000.00
150,000.00
100,000.00
50,000.00
0.00
JAN
FEB
MAR
APR
MAY
JUNE
JULY
AUG
SEPT
OCT
NOV
DEC

Diego Pellicer Denver

29

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

RESULTS OF OPERATIONS

Year ended December 31, 2018 compared to year ended December 31, 2017

After rental expense the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)	Increase (Decrease)
	December 31, 2018	December 31, 2017	$	%
Revenues
Net rental revenue	$1,456,939	$1,486,997	$(30,058)	(2.0)%
Rental expense	(1,130,135)	(1,212,161)	82,0326	6.8%
Gross profit	326,804	274,836	51,968	18.9%
General and administrative expenses	2,786,615	5,704,621	2,918,006	51.2%
Selling expense	66,511	95,606	29,095	30.4%
Depreciation expense	498,400	456,918	(41,482)	(9.1)%
Loss from operations	$(3,024,722)	$(5,982,309)	$2,957,587	49.4%

Revenues. For the year ended December 31, 2018 and 2017, the Company leased three facilities to licensees in Colorado and one in Washington. The year ended December 31, 2018 is the beginning of the second year of operations for these licensees and Diego is now collecting some premium rents. Diego, however, is still forbearing on the premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the Company. For the first time in the Company’s history there are four facilities generating some premium rental revenue. As a result, total revenue for the year ended December 31, 2018 was $1,456,939, as compared to $1,486,997 for the year ended December 31, 2017, a decrease of $30,058. The Company is assessing the potential impact of ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements which will likely have an impact on revenue recognition during 2019.

Gross profit. Rental revenue for the periods ended December 31, 2018 increased over the prior year ended December 31, 2017, resulting in a gross profit of $326,804.

General and administrative expense. Our general and administrative expenses for the year ended December 31, 2018 were $2,786,615, compared to $5,704,621 for the year ended December 31, 2017. The decline of $2,918,006 was largely attributable a reduction in executive stock compensation and consulting fees during year ended December 31, 2018.

Selling expense. Our selling expenses for the year ended December 31, 2018 were $66,511, compared to $95,606 for the year ended December 31, 2017. The decline of $29,095 was due to reduction of services used related to selling and marketing

	Year Ended	Year Ended	Increase (Decrease)	Increase (Decrease)
	December 31, 2018	December 31, 2017	$	%
Other income (expense)
Other income (expense)	2,984	85,084	(82,100)	(96.5)%
Interest expense	(2,758,160)	(2,576,211)	(181,949)	7.1%
Loss on debt issuance	(2,892,033)	—	(2,892,033)	N/A
Write off of accounts receivable	(23,966)	—	(23,966)	N/A
Impairment loss	—	(82,478)	82,478	(100.0)%
Extinguishment of debt	121,217	(4,180,253)	4,301,470	(102.9)%
Change in derivative liabilities	1,493,962	(1,817,277)	3,311,239	(182.2)%
Change in value of warrants	175,774	(150,517)	326,291	(216.8)%
Net other income	$(3,880,222)	$(8,721,652)	4,841,430	(55.5)%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $6,000,830 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2018	December 31, 2017	$	%
Net Cash used in operating activities	$(1,201,618)	$(1,040,532)	$(161,086)	15%
Net Cash used in investing activities	—	(125,000)	125,000	(100)%
Net Cash provided by financing activities	1,103,353	1,272,901	(169,548)	(13)%
Net Increase (Decrease) in Cash	(98,265)	107,369	(205,634)	(192)%
Cash - beginning of period	158,702	51,333	107,369	209%
Cash - end of period	$60,437	$158,702	$(98,265)	(62)%

Operating Activities.  For the year ended December 31, 2018, the net cash used of $1,201,618 was an increase over the same period of the prior year of $1,040,532. The loss from operations after non-cash adjustments increased by $282,030 over the prior year, offset by a decrease in net assets and liabilities of $443,116.

Investing Activities. There were no investing activities for the year ended December 31, 2018.

Financing Activities. During the year ended December 31, 2018, $1,173,750 in proceeds were from convertible notes payable and $20,872 from the sale of common stock. Payments of convertible notes payable was $135,000 and debt cost was $16,000. For the year ended December 31, 2017, $1,403,500 in proceeds were from convertible notes payable and $65,951 were from sale of common stock. Payments of notes payable was $129,050 and debt cost was 58,500.

Non-Cash Investing and Financing Activities. Non-cash activities for the year ended December 31, 2018 was the conversion of convertible notes of $1,019,933 plus interest of $78,107 to common stock valued at $2,431,547. The issuance of common stock for accounts payable, and the assuming of a tenant’s liabilities for leasehold improvements of $228,866.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Diego Pellicer Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two-years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and that raised substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ RBSM LLP

RBSM LLP

We have served as the Company’s auditor since 2017

Larkspur, CA

April 16, 2019

RBSM, LLP – 101 Larkspur Landing Circle, Suite 321 Larkspur, CA 94939

Other Offices: New York City, NY, Washington DC, Las Vegas, NV, San Francisco, CA, Kansas City, KS, Athens, GRE, Beijing, CHN, Mumbai and Pune, IND

Member of ANTEA with affiliated offices worldwide

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$60,437	$158,702
Accounts receivable	148,859	170,677
Other receivable	344,761	—
Prepaid expenses	54,170	21,621
Inventory	—	32,945

Total current assets	608,227	383,945

Property and equipment, net	139,595	409,128
Security deposits	270,000	320,000

Total assets	$1,017,822	$1,113,073

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$612,580	$626,258
Accrued payable - related party	414,106	449,064
Accrued expenses	354,121	207,558
Notes payable - related party	140,958	307,312
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	1,173,319	468,116
Deferred rent	178,210	251,878
Derivative liabilities	6,000,830	4,106,521
Contingent liabilities	257,910	—
Warrant liabilities	16,576	192,350

Total current liabilities	9,282,013	6,742,460

Total liabilities	9,282,013	6,742,460

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 28,287,414 and 7,128,849 shares issued, respectively	28	7
Additional paid-in capital	40,378,973	34,422,474
Stock to be issued	710,838	2,397,218
Accumulated deficit	(49,354,030)	(42,449,086)

Total deficiency in stockholders' equity	(8,264,191)	(5,629,387)

Total liabilities and deficiency in stockholders' equity	$1,017,822	$1,113,073

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues
Net rental revenue	$1,456,939	$1,486,997
Rental expense	(1,130,135)	(1,212,161)
Gross profit	326,804	274,836

Operating expenses:
General and administrative expenses	2,786,615	5,704,621
Selling expense	66,511	95,606
Depreciation expense	498,400	456,918
Loss from operations	(3,024,722)	(5,982,309)

Other income (expense)
Other income (expense)	2,984	85,084
Interest expense	(2,758,160)	(2,576,211)
Loss on debt issuance	(2,892,033)	—
Write off of accounts receivable	(23,966)
Impairment loss	—	(82,478)
Extinguishment of debt	121,217	(4,180,253)
Change in derivative liabilities	1,493,962	(1,817,277)
Change in value of warrants	175,774	(150,517)
Total other income (loss)	(3,880,222)	(8,721,652)

Provision for taxes
Net income (loss)	$(6,904,944)	$(14,703,961)

Income (loss) per share - basic and diluted	$(0.45)	$(4.69)

Weighted average common shares outstanding - basic and diluted	15,301,015	3,137,337

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock	Subscription
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Receivable	Total
Balance - December 31, 2016	2,454,094	—	—	$3	$—	$—	$24,508,411	$(28,114,125)	$—	$—	$(3,605,711)
Sale of common stock	99,750			—			48,276		8,675		56,951
Issuance of common shares for services	8,000			—			5,521				5,521
Issuance of common shares for services - related parties	171,525			—			740,763		1,960,643		2,701,406
Shares issued for finance cost	180,500			—			256,327				256,327
Common stock issued upon conversion of notes payable	4,152,480			4			7,293,243		33,400		7,326,647
Fair value of warrants and options granted for services	—			—			1,277,088				1,277,088
Shares Issued to settle accrued compensation - related parties	50,000			—			245,600		394,500		640,100
Shares Issued to settle accounts payable	12,500			—			47,245				47,245
Adjustment per ASC 606								369,000			369,000
Net loss								(14,703,961)			(14,703,961)
Balance - December 31, 2017	7,128,849	—	—	7	—	—	34,422,474	(42,449,086)	2,397,218	—	(5,629,387)
Sale of common stock	41,054	—	—	—	—	—	19,770	—	1,102	—	20,872
Issuance of common shares for services	1,780,074	—	—	22	—	—	1,045,569	—	(427,039)	—	618,532
Issuance of common shares for services - related parties	5,041,044	—	—	5	—	—	2,108,064	—	(1,295,342)	—	812,727
Common stock issued upon conversion of notes payable	16,172,750	—	—	16	—	—	2,771,543	—	143,020	—	2,914,579
Fair value of warrants and options granted for services	—	—	—	—	—	—	279,528	—	—	—	279,528
Shares Issued to settle accounts payable	75,000	—	—	—	—	—	47,254	—	—	—	47,254
Issuance of common shares for inducement of lease extension	125,000	—	—	—	—	—	20,500	—	—	—	20,500
Security shares	40,500	—	—	—	(26,730)	—	26,730	—	—	—	—
Shares to be cancelled for convertible note	(2,116,857)	—	—	(2)	—	—	(335,729)	—	(108,121)	—	(443,852)
Net loss								(6,904,944)			(6,904,944)
Balance - December 31, 2018	28,287,414	—	—	$28	$(26,730)	$—	$40,405,703	$(49,354,030)	$710,838	$—	$(8,264,191)

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net income (loss)	$(6,904,944)	$(14,703,961)
Adjustments to reconcile net income (loss) to net
Depreciation	498,400	456,918
Impairment	—	82,478
Change in fair value of derivative liability	(1,493,962)	1,817,277
Change in value of warrants	(175,774)	150,517
Write off of inventory	(23,966)
Write off of accounts receivable	23,966
Amortization of discount	2,518,134	1,026,628
Extinguishment of debt	(121,217)	5,729,836
Loss on debt issuance	2,892,033	—
Stock based compensation	1,731,267	3,984,014
Changes in operating assets and liabilities:
Accounts receivable	45,784	(170,677)
Inventory	8,979	14,080
Prepaid expenses	(32,549)	461,144
Other assets	(294,761)	—
Accounts payable	23,069	(150,294)
Accrued liability - related parties	83,262	579,870
Accrued expenses	(163,581)	(992,842)
Deferred rent	(73,668)	143,921
Derivative liabilities	—	488,726
Warrant liabilities	—	41,833
Contingent liabilities	257,910	—

Cash used by operating activities	(1,201,618)	(1,040,532)

Cash flows from investing activities:
Purchase of property and equipment	—	(125,000)

Cash used by investing activities	—	(125,000)

Cash flows from financing activities:
Debt costs	(16,000)	(58,500)
Proceeds from convertible notes payable	1,173,750	1,403,500
Repayments of convertible notes payable	(75,269)
Repayments of notes payable	—	(129,050)
Proceeds from sale of common stock	20,872	56,951

Cash provided by financing activities	1,103,353	1,272,901

Net increase (decrease) in cash	(98,265)	107,369
Cash, beginning of period	158,702	51,333
Cash, end of period	$60,437	$158,702

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$—	$50,000
Notes converted to stock	$1,019,933	$3,031,843
Accrued interest converted to stock	$78,107	$122,311
Value of common stock to be issued for conversion of notes and accrued interest	$168,862	$6,655,028
Value of derivative liability extinguished upon conversion of notes and accrued interest	$1,807,899	$5,509,516
Accounts payable and accrued expenses paid with common stock	$165,474	$—
Leasehold improvements paid by tenant	$228,866	$—
Debt issuance costs deducted from proceeds of notes	$35,250	$—

See accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

December 31, 2018 and 2017

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

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

Note 2 - Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company's balance sheet, net loss or stockholders' equity.

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

Fair Value Measurements

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company's accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures since the Company is primary a lessor for revenue purposes.

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

Minimum base rent is recorded on a straight-line basis over the lease term after an initial period during which the tenant is establishing the business and during which the Company may forbear some or all of the rent. The Company is more likely than not to forbear some or all of the rental income which it considers uncollectable during the tenant's initial ramp-up period (see Revenue Recognition above). The tenant is still liable for the full rent, although the collectability may be unlikely and the Company may not expect to collect it.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC Topic 815-40 "Contracts in Entity's Own Equity." The Company classifies as assets or liabilities any contracts that require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside our control or give the counterparty a choice of net-cash settlement or settlement in shares. The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 60,158,160 and 3,054,490 common stock equivalents at December 31, 2018 and 2017, respectively. For the three month periods ended December 31, 2018 and 2017 and for the nine month period ended June 30, 2017, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Leasing

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

The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option not to reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. Management has evaluated the impact of the adoption of this standard and expects to record the right of use assets of $4,294,180 and lease obligations of $4,763,529.

For sub-lease arrangements where the Company is the lessor, the same practical expedients apply to both lessor and lessee. Therefore, the sub-lease is classified as an operating lease under ASC 842. The Company does not make any accounting entries for the subleases at the adoption date which is Jan 1, 2019, as all the expected sublease income exceeded the expected lease costs for the head leases over the remaining period of the original lease term, and therefore, no impairment of the ROU is needed upon the adoption of ASC 842.  Rental revenue will be recognized on a straight-line basis (or another systematic basis if that basis is more representative of the pattern in which income is earned from the underlying asset over the term of the respective lease). The difference between the cash received, and the straight-line lease income recognized, if any, will be recorded as rent receivable. Or, if cash received is higher than the straight line lease income, deferred rent will be recorded on the balance sheet.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees . Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes

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

Revenue from Contracts with Customers

Adoption of New Accounting Standards: On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope. The majority of the Company’s revenues come from rental income that are outside the scope of ASC 606. The Company’s licensing revenue that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the time of grant. The Company adopted ASC 606 using the full retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a net change in retained earnings of $369,000 as of January 1, 2017 due to the cumulative effect of adopting ASC 606. The income statement impact of adopting ASC 606 for the period ending $54,000 is outlined below:

	For the Year Ended December 31, 2017
	As reported	Under Legacy GAAP	Impact of ASC 606
Other income (expense)	$	$	$
Licensing revenue	—	54,000	(54,000)
Total other income (loss)	(8,721,652)	(8,667,652)	(54,000)

Net income (loss)	$(14,703,961)	$(14,649,961)	$(54,000)

Income (loss) per share - basic and diluted	$(4.69)	$(4.67)	$(0.02)

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $8,673,786, and has an accumulated deficit of $49,354,030 at December 31, 2018. These factors, among others raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. Through March 31, 2019, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

Although the Company has been successful raising additional capital, there is no assurance that the company will sell additional shares of stock or borrow additional funds. The Company's inability to raise additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the Company's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of stock or borrow additional funds. However, cash generated from lease revenues is currently exceeding lease costs, but is insufficient to cover operating expenses.

Note 4 - Investment

In January 2014, the Company entered into an agreement with Plandai Biotechnology, Inc. (a publicly traded company) to license to them certain intellectual property rights in exchange for warrants to purchase 1,666,667 shares of Plandai Biotechnology, Inc. common stock. This licensing agreement carries a 10-year term with an exercise price of $0.01 per share. The Company was to obtain certain trademark rights certified by the government. The warrant has a restriction on them requiring that the sale of such shares must reach a certain traded price of $0.50 per share. In 2014, the Company used a third-party appraisal firm to ascertain the fair value of warrants held by the Company, which was determined to be $525,567 at the date of issuance. During the years ended December 31, 2018 and 2017, the Company recorded impairment losses of $0 and $43,333, respectively.

Note 5 - Property and Equipment

As of December 31, 2018 and 2017, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	December 31, 2018	December 31, 2017
Leasehold improvements	10 years	1,082,280	853,413
Less: Accumulated depreciation and amortization		(942,685)	(444,285)

Property and equipment, net		$139,595	$409,128

During the year ended December 31, 2018 and 2017, the Company recorded depreciation expense of 498,400 and 456,918, respectively.

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. These have remained unchanged at $170,000 for December 31, 2018 and 2017.

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During 2018, we applied $50,000 deposit against monthly rent. As of December 31, 2018 and 2017, the remining balance was $100,000 and $150,000.

Note 7 – Related Party

As of December 31, 2018 and December 31, 2017, the Company has accrued fees to related parties in the amount of $414,106 and $449,064, respectively. For the year ended December 31, 2018 and 2017, total cash-based compensation to related parties was $716,753 and $693,093, respectively. For the year ended December 31, 2018 and 2017, total share-based compensation to related parties was $960,915 and $4,618,594   respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

During the year ended December 31, 2018, we issued 669,082 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658.

At December 31, 2018, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period.

The balance of related party notes was $140,958 and $307,312 at December 31, 2018 and December 31, 2017, respectively. As of April 16, 2019, the note was past the maturity date, and no default notice was received.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of December 31, 2018 and December 31, 2017 the outstanding principal balance of the note was $133,403. As of April 16, 2019, the note was past the maturity date, and no default notice was received.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $5,701,831 at December 31, 2018. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the year ended December 31, 2018. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2018:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2017	971,455	503,339	468,116	4,106,521
Issuance of convertible notes	3,520,234	3,480,525	23,709	5,388,426
Conversion of convertible notes	(1,019,933)	(255,295)	(836,638)	(1,807,899)
Repayment of convertible notes	(75,269)	—	(75,269)	—
Change in fair value of derivatives	—	—	—	(1,686,218)
Amortization	—	(1,577,401)	1,577,401	—
Balance December 31, 2018	$3,324,487	$2,115,168	$1,173,319	$6,000,830

During the year ended December 31, 2018, $1,019,933 of notes and $78,107 of accrued interest was converted   into 15,230,423 shares of common stock. A gain on extinguishment of debt of $121,217 has been recorded related to these conversions. As of April 16, 2019, several convertible notes in aggregate principal of $217,500 was past the maturity date, and no default notice was received.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them of recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,557.77 and $545,606.96, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. To date the Company has received $220,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,555,888 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,892,033 in financing costs, and $2,449,275 as debt discount.

The following assumptions were used in calculations of the Black Scholes model for the periods ended December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Risk-free interest rates	1.89 - 2.81%	1.28-1.76%
Expected life (years)	0.03 - 2.00	0.02-1.23
Expected dividends	0%	0%
Expected volatility	100 - 629%	211-354
Diego Pellicer Worldwide, Inc. Common Stock fair value	$0.13	$1.60

Note 10 – Stockholders’ Equity (Deficit)

On January 14, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 195,000,000 to 495,000,000 shares.

On June 25, 2018, the Company’s Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 495,000,000 to 840,000,000 shares. In addition, the Board of Directors approved a 20 for 1 reverse split of the outstanding common shares of the Company.

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

During the year ended December 31, 2018:

We sold 41,054 shares of common stock and received proceeds of $20,872. Additionally, 5,000 valued at $2,648 were not issued as of December 31, 2018. We issued 16,804 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

Holders of convertible notes converted $1,019,933 of notes and $78,107 of accrued interest into 15,230,423 shares of common stock valued at $2,726,567. Additionally, 85,110 shares, valued at $168,862, for the conversion of notes, were authorized but not issued as of December 31, 2018.

2,116,857 shares of common stock were returned in connection with Debt Restructure Agreements dated On July 17, 2018, additionally 675,759 shares of common stock, valued at $108,121, were agreed to be cancelled, has not been returned as of December 31, 2018.

We issued 40,500 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We issued 1,780,074 shares of common stock, valued at $618,532, for services. Additionally, 1,980,179 shares, valued at $322,433 for services, were authorized but not issued as of December 31, 2018.

We issued 669,082 shares of common stock for payment of a former employee note in the amount of $166,354, plus accrued interest of $21,658. In addition, 273,245 excessive shares of common stock were issued, these shares are in the process of being cancelled.

We issued 75,000 shares of common stock, valued at $47,254, to settle accounts payable to a consultant.

We issued 125,000 shares of common stock, valued at $20,500, for an inducement of extension of sublease.

We issued 2,308,938 shares of common stock, valued at $202,443 as share-based compensation to related parties. Additionally, 29,486 shares, valued at $95,983 were authorized to be issued for related party services, but were not issued as of December 31, 2018.

As a condition of management employment, the Board of Directors approved employment agreements with two key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. During the year ended December 31, 2018, 2,732,106 shares were issued. At December 31, 2018, there is $229,031 accrued for the annual grants, representing 649,541 shares authorized not issued. The Company recorded compensation expense of $610,284 for the year ended December 31, 2018.

During the year ended December 31, 2017:

During 2017, 85,500 common shares valued at $256,327 were issued as payment of finance cost related to convertible notes.

During 2017, 95,000 common shares were issued as security for the payment of convertible notes. The shares, valued at $257,259 are held in escrow, are refundable and are recorded in a contra equity account.

During 2017, we sold 116,554 shares of common stock and received proceeds of $56,951. Of these shares, 16,804 valued at $8,675, were not issued as of December 31, 2017.

During 2017, 171,525 shares of common stock, valued at $740,762 were issued as share-based compensation to related parties. Additionally, 1,248,669 shares, valued at $1,960,643, were authorized to be issued for related party services, but were not issued as of December 31, 2017.

During 2017, 8,000 shares of common stock, valued at $5,521, were issued for service.

During 2017 the Company recorded total option expense of $1,277,088.

During 2017, 50,000 shares of common stock, valued at $245,600, were issued for a related party debt settlement. 1,051,263 shares valued at $394,500, were authorized but not issued.

During 2017, 12,500 shares of common stock, valued at $47,245, were issued to settle accounts payable to a consultant.

During 2017, owners of convertible notes have converted $2,986,387 of notes and $139,263 of accrued interest into 4,195,813 shares of common stock valued at $7,553,246. Additionally, 28,372 shares, valued at $33,401, for the conversion of notes, were authorized but not issued as of December 31, 2018. 43,333 shares valued at $260,000 were cancelled due to reclassify the fund received to a note payable.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At December 31, 2017 there is $1,779,943 accrued for the annual grant at February 1, 2018, representing 1,171,065 shares.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2018:

Balance at December 31, 2017	$192,350
Issuance of warrants	—
Change in fair value during period	(175,774)
Balance at December 31, 2018	$16,576

The following assumptions were used in calculations of the Black Scholes model for the periods ended December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Annual dividend yield	0%	0%
Expected life (years)	1.42 - 8.9	3 - 10
Risk-free interest rate	2.46 - 3.05%	1.50 – 2.40%
Expected volatility	188 - 300%	177 - 284%

Common stock option activity:

During the year ended December 31, 2018, the Company recorded total option expense of $279,528.

The Company maintains an Equity Incentive Plan pursuant to which 124,000 shares of common stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2018, 88,750   shares had been granted, with 10,000 of those shares granted with warrants attached. There remain 35,250 shares available for future grants.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2017	50,000	6.00	4.50
Granted	244,959	5.00	5.00
Balance outstanding, December 31, 2017	294,959	$5,17	8.16
Granted	—	—
Balance outstanding, December 31, 2018	294,959	$5.17	7.15
Exercisable, December 31, 2018	274,959	$6.00	7.48

During the years ended December 31, 2018 and 2017, the Company incurred total option expense of $279,528 and $1,277,088, respectively. Unamortized stock option expense at December 31, 2018 is $249,022, which will be charged to expense in 2018.

Note 11 – COMMITMENTS AND CONTINGENCIES

Leasing Activity

The Company’s business is to lease property in appropriate and desirable locations, and to make available such property for sub-lease to specifically assigned businesses that grow, process, and sell certain products to the public. Currently the Company has four separate properties under lease in the states of Colorado and Washington.

As Lessee

In Colorado, there are three properties leased in 2013-2017. Properties were leased for a three (3) to five (5) year period with an option for an additional five years, and carry terms requiring triple net payments. Each of the properties have fixed monthly rentals with periodic increases in the monthly rental rate. Two of the leases were extended to 2024-2025. In Washington, there is one property which was leased in 2014, which were extended to 2023. The property was leased for a five (5) year period with an option for an additional five (5) years, and carry terms requiring triple net (NNN) conditions. The property has an escalating annual rental. As of December 31, 2018, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2019	$1,258,009
2020	1,098,903
2021	964,621
2022	808,840
2023	800,840
2024	498,665
2025	263,808
Total	$5,693,126

Rent expense for the Company’s operating leases for the years ended December 31, 2018 and 2017 was $1,130,135 and $1,212,161, respectively.

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. One other executive receive a similar grant each to maintain his ownership percentage at 7.5% of the outstanding stock.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company will pay to Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 50,000,000 of stock options.

Note 12 – Deferred Tax Assets and Income Tax Provision

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended December 31, 2018 and for the year ended December 31, 2017 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Statutory federal income tax rate	(21)%	(34)%
State income tax, net of federal benefits	(5)%	(6)%
Change in federal tax rate	—%	13%
Change in valuation allowance	26%	27%
Income tax provision (benefit)	—%	—%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal
Current	$—	$—
Deferred	278,000	1,212,219
State
Current	—	—
Deferred	51,775	106,961
Change in valuation allowance	(329,775)	(1,319180)
Income tax provision (benefit)	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net operating loss carry forwards	$(5,934,619)	$(5,657,043)
Warrants issued for services	1,232,477	1,480,740
Impairment of investment	311,365	476,760
Depreciation	95,159	38,280
Interest expense on convertible notes	2,034,683	1,162,320
Change in fair value of derivative liability		-
Loss on sales of assets	-	-
Total gross deferred tax asset/liabilities	(2,260,935)	(2,498,943)
Valuation allowance	2,260,935	2,498,943
Net deferred taxes	$-	$-

As of December 31, 2018, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $28,260,090. These NOLs can be carried forward indefinitely and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 13 – Subsequent Events

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company will pay to Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 50,000,000 of stock options. As the result, stock portion of the settlement was satisfied with 1,968,671 shares issued on February 21, 2019.

From January 3, 2019 to March 26, 2019, holders of convertible notes converted $450,212 of notes and $31,345 of accrued interest into 12,242,678 shares of common stock. Additionally, 49,266 share were issued for shares authorized but not issued as of December 31, 2018.

On March 28, 2019, the Company executed a Settlement Agreement and Release with KCSA Strategic Communications. In connection with this settlement, the Company paid KCSA $80,000 and issued 875,504 shares of common stock, with each party releasing all claims against each other.

On April 2, 2019, the Company issued 3,611,665 shares of common stock to three executives for services rendered.

On January 2, 2019, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $115,500 at an annual percentage rate of 12% with a maturity date on August 5, 2019.

On January 31, 2019, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $150,000 at an annual percentage rate of 12% with a maturity date on January 28, 2020.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a- 15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

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

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position
Ron Throgmartin	55	Chief Executive Officer, Director
Christopher Strachan	55	Chief Financial Officer
Nello Gonfiantini	61	Director

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

Item 11. Executive Compensation

The following table shows for the period ended December 31, 2018, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Ron Throgmartin - CEO	2018	Accrued	$279,996	-	-	1,115,705	1,395,701
		Paid	$50,000	-	-	-	50,000
	2017	Accrued	$453,161	-	-	748,099	1,201,260
		Paid	$127,560	-	-	-	125,560

Christopher Strachan - CFO	2018	Accrued	$74,200	-	-	205,068	279,268
		Paid	$67,200	-	-	-	67,200
	2017	Accrued	$53,500	-	-	-	53,500
		Paid	$51,993	72,078	-	-	126,112

Employment and Director Agreements

Mr. Ron Throgmartin and Mr. Alan Valdes entered into agreements with the Company, for the position of Chief Executive Officer and Chairman of the Board respectively. Following the Merger, Mr. Throgmartin's position was changed to Chief Operating Officer. The other terms of his agreement remained in place.

On October 4, 2016, Alan Valdes, the Chairman of the Board of Directors of Diego Pellicer Worldwide, Inc. (the "Company") and Ronald Throgmartin, the Chief Executive Officer and a Director of the Company, executed Deferred Compensation Agreements pursuant to which they agreed to convert 50% of their accrued salaries into restricted Company securities at a conversion rate of $0.30, and 50 % of these accruals into Company promissory notes. The Company promissory notes accrue interest at the rate of eight (8%) percent, per annum, and are payable upon the earlier date of (i) the second anniversary date of the Promissory notes, (ii) the date all current investor notes in the aggregate principal and accrued interest amount of approximately $1,480,000, at June 30, 2016, are paid in full and the Company has achieved gross revenues of at least $3,000,000 over any 12-month period, provided further that the Company shall not make any payments against the Chairman Valdes note or the CEO Throgmartin note until the Company pays the $100,000 in accrued fees due to the independent director of the Company, Steve Norris, in full.

In June 2016 the Chairman Alan Valdes, converted 50% ($166,354) of his accrued salary of $332,708 into Company securities and the Company issued Chairman Valdes a promissory note in the outstanding principal amount of $166,355. In addition, Chairman Valdes agreed to amend his employment agreement, lowering his annual salary from $250,000 to $120,000, payable (a) $5,000 in cash, and (b) $5,000, at the executive's election, in the form of (i) a grant of 16,667 shares of the Company's restricted common shares (calculated at the rate of $0.30 per share), or (ii) a 5-year stock option to purchase 5,000 restricted common shares at the exercise price of $0.30 per share, or (iii) a 5-year Warrant to purchase 5,000 restricted common shares at the exercise price of $0.30 per share. Chairman Valdes also agreed to eliminate his employment agreement right to have his annual salary increase to $280,000 per year.

In June 2016, CEO Ron Throgmartin converted 50% ($140,958) of his accrued salary of $281,916 into Company securities and the Company issued to CEO Throgmartin a promissory note in the principal amount of $140,958. On November 29 2017 Mr. Throgmartin elected to convert $200,000 of his accrued salary into 14,234,875 shares of the Company's common stock.

On November 29 2017, Chairman Valdes elected to convert $250,255 of his accrued salary and Note into Company securities.

Each of Chairman Valdes and CEO Throgmartin has a choice to elect to receive their Company securities from the conversion of 50% of their accrued salaries in the form of a restricted common share grant, at the conversion rate of $0.30 per share, or a stock option or common stock purchase warrant, at the exercise price of $0.30 per underlying restricted common share.

In exchange for Mr. Norris' service on the Board and resignation on January 18, 2018, he received 50,000 warrants with an exercise price of $0.0001. In addition, Mr. Norris currently receives $5,000 per month in exchange for his services on the Board, consisting of $2,500 in cash and $2,500 in Company securities.

Option Plan

The Company established an Equity Incentive Plan to provide additional incentive to key employees, directors and consultants, and to promote the success of the Company's business. The terms of each option shall be no more than 10 years from the date of grant at an exercise price equal to the fair market value on the date of the grant.

Director Compensation

On October 4, 2016 the Board of Directors also adopted a resolution, establishing a payment plan for all members of the Company's Board of Directors, fixing the monthly payment at $5,000, payable $2,500 in cash and $2,500 in the form of a restricted common share grant, at the conversion rate of $0.30 per share, or a stock option or common stock purchase warrant, at the exercise price of $0.30 per underlying restricted common share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 12, 2019, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
Ron Throgmartin	4,653,348	9.89%
Christopher Strachan	1,737,163	3.69%
Nello Gonfiantini	2,618,322	5.57%
All directors and officers as a group (4 people)		19.15%
5% Shareholders
David Thompson	2,690,684	5.72%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 9030 Seward Park Ave S. #501, Seattle, Washington 98118.

(2)	Based on 47,038,274 shares of common stock issued and outstanding as of April 12, 2019.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a) (2) provides that an "independent director" is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and director.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $57,500 and $32,080 for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on July 1, 2013.

(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: April 16, 2019	By:	/s/ Ron Throgmartin
Ron Throgmartin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Throgmartin	Chief Executive Officer	April 16, 2019
Ron Throgmartin

/s/ Christopher Strachan	Chief Financial Officer	April 16, 2019
Christopher Strachan

