Form 10-Q
period 2019-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2019-05-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 15, 2019 there were 47,423,790 shares of common stock issued and outstanding.

1

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$178,706	$60,437
Accounts receivable	224,870	148,859
Other receivable	353,009	344,761
Prepaid expenses	21,976	54,170

Total current assets	778,561	608,227

Property and equipment, net	69,797	139,595
Security deposits	270,000	270,000
Right of Use Assets	4,056,802	—

Total assets	$5,175,160	$1,017,822

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$565,796	$612,580
Accrued payable - related party	475,130	414,106
Accrued expenses	417,533	354,121
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	1,401,914	1,173,319
Deferred rent	—	178,210
Derivative liabilities	5,113,301	6,000,830
Contingent liabilities	146,250	257,910
Warrant liabilities	55,997	16,576

Total current liabilities	8,450,282	9,282,013

Lease Liabilities	4,072,364	—

Total liabilities	12,522,646	9,282,013

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 43,812,125 and 28,287,414 shares issued, respectively	44	28
Additional paid-in capital	41,678,418	40,378,973
Stock to be issued	579,983	710,838
Accumulated deficit	(49,605,931)	(49,354,030)

Total deficiency in stockholders' equity	(7,347,486)	(8,264,191)

Total liabilities and deficiency in stockholders' equity	$5,175,160	$1,017,822

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues
Net rental revenue	$450,015	$383,298
Operating Lease expenses	(280,724)	(269,087)
Gross profit	169,291	114,211

Operating expenses:
General and administrative expenses	484,155	644,773
Selling expense	13,913	6,269
Depreciation expense	69,798	127,257
Loss from operations	(398,575)	(664,088)

Other income (expense)
Other income (expense)	42	2,691
Interest expense	(771,257)	(710,474)
Extinguishment of debt	—	42,167
Change in derivative liabilities	957,311	3,057,254
Change in value of warrants	(39,422)	119,596
Total other income (loss)	146,674	2,511,234

Provision for taxes
Net income (loss)	$(251,901)	$1,847,146

Income (loss) per share - basic	$(0.01)	$0.22
Income (loss) per share - diluted	$(0.01)	$0.14

Weighted average common shares outstanding - basic	36,793,777	8,247,031
Weighted average common shares outstanding - diluted	36,793,777	13,000,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For Three Month Ended March 31, 2019 and 2018

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2017	7,128,849	—	—	$7	$—	$—	$34,422,474	$(42,449,086)	$2,397,218	$(5,629,387)
Sale of common stock	41,054	—	—	—		—	19,769	—	1,102	20,871
Issuance of common shares for services	784,896			1			396,372		(175,072)	221,301
Issuance of common shares for services - related parties	1,189,098			1			805,736		(642,919)	162,818
Common stock issued upon conversion of notes payable	1,280,791	—	—	1	—	—	890,748	—	—	890,749
Fair value of warrants and options granted for services	—	—	—	—	—	—	157,186	—	—	157,186
Shares Issued to settle accounts payable	75,000	—	—	—	—	—	47,253	—	—	47,253
Security shares	40,500	—	—	—	(26,730)	—	26,730	—	—	—
Shares to be cancelled for convertible note	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	1,847,146	—	1,847,146
Balance - March 31, 2018	10,540,188	—	—	$10	$(26,730)	$—	$36,766,268	$(40,601,940)	$1,580,329	$(2,282,063)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	28,287,414	—	—	$28	$(26,730)	$—	$40,405,703	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services	2,847,250	—	—	3	—	—	364,875	—	(312,854)	52,024
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	315,017	315,017
Common stock issued upon conversion of notes payable	12,677,461	—	—	13	—	—	893,975	—	(133,018)	760,970
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Net loss	—	—	—	—	—	—	—	(251,901)	—	(251,901)
Balance - March 31, 2019	43,812,125	—	—	$44	$(26,730)	$—	$41,705,148	$(49,605,931)	$579,983	$(7,347,486)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net income (loss)	$(251,901)	$1,847,146
Adjustments to reconcile net income (loss) to net
Depreciation	69,798	127,257
Change in fair value of derivative liability	(957,311)	(3,057,254)
Change in value of warrants	39,422	(119,596)
Amortization of debt related cost	519,135	663,348
Extinguishment of debt	157,365	(42,168)
Stock based compensation	357,635	423,124
Changes in operating assets and liabilities:
Accounts receivable	(76,011)	(68,150)
Inventory	—	3,979
Prepaid expenses	32,194	14,380
Deferred rent receivable	(178,210)	—
Other assets	(8,248)	—
Accounts payable	(15,437)	(145,968)
Accrued liability - related parties	61,024	88,019
Accrued expenses	63,412	(15,826)
Deferred rent	—	5,953
Rent	15,562	—
Contingent liabilities	(61,660)	—

Cash used by operating activities	(233,231)	(275,756)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Debt costs	(8,225)	(16,000)
Proceeds from notes payable	—	258,500
Proceeds from convertible notes payable	359,725	—
Proceeds from sale of common stock	—	20,872

Cash provided by financing activities	351,500	263,372

Net increase (decrease) in cash	118,269	(12,384)
Cash, beginning of period	60,437	158,702
Cash, end of period	$178,706	$146,318

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$—	$—
Notes converted to stock	$450,212	$568,268
Accrued interest converted to stock	$31,345	$44,829
Value of common stock to be issued for conversion of notes and accrued interest	$—	$1,078,786
Value of derivative liability extinguished upon conversion of notes and accrued interest	$577,340	$547,476
Accounts payable and accrued expenses paid with common stock	$50,000	$165,474
Leasehold improvements paid by tenant	$—	$228,866

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

March 31, 2019 and 2018

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

This Form 10-Q relates to the three months ended March 31, 2019 (the “Current Quarter”) and the three months ended March 31, 2018 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2018 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands)::

As of March 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$5,113	$5,113
Stock warrant liabilities	—	—	56	56

As of December 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$6,001	$6,001
Stock warrant Liabilities	—	—	17	17

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 195,518,293 and 5,312,637 common stock equivalents at March 31, 2019 and 2018, respectively. For the three month periods ended March 31, 2019, the 136,181,607 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Diluted earnings per share for the three months ended March 31, 2018 have been calculated as follows:

Net income	$1,847,146

Income attributable to convertible instruments	(3,219,017)
Expense attributable to convertible instruments	455,642

Diluted loss	$(889,229)

Basic shares outstanding	8,247,031

Shares to be issued	2,054,804
Convertible instruments	2,699,009

Diluted shares outstanding	13,000,843

Diluted EPS	$(0.00)

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

Recent accounting pronouncements.

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of $4,061,387 and corresponding lease liabilities of $4,127,653 as of January 1, 2019 for leases classified as operating leases. Topic 842 also applies to the Company's sub-lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its sub-lease agreements.

The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it exclude the recognition requirements for leases with terms of 12 months or less. See Note 10 for additional information about leases.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 amends ASC 718, "Compensation - Stock Compensation" ("ASC 718"), with the intent of simplifying the accounting for share-based payments granted to non-employees for goods and services and aligning the accounting for share-based payments granted to non-employees with the accounting for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach as required. ASU 2018-07 replaced ASC 505-50, "Equity-Based Payments to Non-employees" ("ASC 505-50") which was previously applied by the Company for warrants granted to consultants and non-employees.

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

Revenue from Contracts with Customers

Adoption of New Accounting Standards: On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope. The majority of the Company’s revenues come from rental income that are outside the scope of ASC 606. The Company’s licensing revenue that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the time of grant. The Company adopted ASC 606 using the full retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a net change in retained earnings of $369,000 as of January 1, 2017 due to the cumulative effect of adopting ASC 606. The income statement impact of adopting ASC 606 for the period ending $13,500 is outlined below:

	For The Three Months Ended March 31, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606
Other income (expense)	$—	$—	$—
Licensing revenue	—	13,500	(13,500)
Total other income (loss)	2,511,234	2,524,734	(13,500)

Net income (loss)	$1,847,146	$1,860,646	$(13,500)

Income (loss) per share - basic	$0.22	$0.23	$(0.01)
Income (loss) per share - diluted	$0.14	$0.14	$(0.00)

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $7,671,721, and has an accumulated deficit of $49,605,931 at March 31, 2019. These factors, among others raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Property and Equipment

As of March 31, 2019 and December 31, 2018, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	March 31, 2019	December 31, 2018
Leasehold improvements	10 years	1,082,280	1,082,280
Less: Accumulated depreciation and amortization		(1,012,483)	(962,685)

Property and equipment, net		$69,797	$139,594

During the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of 69,797 and 127,757, respectively.

Note 5 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. These have remained unchanged at $170,000 for March 31, 2019 and December 31, 2018.

Deposits – end of lease: These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During 2018, we applied $50,000 deposit against monthly rent. As of March 31, 2019 and December 31, 2018, the remining balance was $100,000 and $100,000.

Note 6 – Related Party

As of March 31, 2019 and December 31, 2018, the Company has accrued fees to related parties in the amount of $475,130 and $414,106, respectively. For the three months ended March 31, 2019 and 2018, total cash-based compensation to related parties was $48,275 and $188,756, respectively. For the three months ended March 31, 2019 and 2018, total share-based compensation to related parties was $355,612 and $377,965 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

At March 31, 2019, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at March 31, 2019 and March 31, 2018, respectively. As of May 15, 2019, the note was past the maturity date, and no default notice was received.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of March 31, 2019 and December 31, 2018 the outstanding principal balance of the note was $133,403. As of May 15, 2019, the note was past the maturity date, and no default notice was received.

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $5,113,301 at March 31, 2019. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the three months ended March 31, 2019. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

	Convertible notes	Discount	Convertible Note Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,167	$1,173,319	$6,000,830
Issuance of convertible notes	365,500	373,725	(8,225)	647,122
Conversion of convertible notes	(450,212)	(167,897)	(282,315)	(577,340)
Repayment of convertible notes	—	—	—	—
Change in fair value of derivatives	—	—	—	(957,311)
Amortization	—	(519,135)	519,135	—
Balance March 31, 2019	$3,239,775	$1,837,861	$1,401,914	$5,113,301

During the three months ended March 31, 2019, $450,212 of notes and $31,345 of accrued interest was converted into 12,242,678 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $130,031   has been recorded related to these conversions. As of May 15, 2019, several convertible notes in aggregate principal of $414,500 was past the maturity date, and no default notice was received.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them of recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,557.77 and $545,606.96, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. In 2018, the Company has received $220,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,555,888 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,892,033 in financing costs, and $2,449,275 as debt discount during year ended December 31, 2018. On March 29, 2019, the Company received $100,000 cash proceeds of the additional $700,000 loan. The conversion feature related to $100,0000 were determined in the amount of $154,861 using Black Sholes Merton Option Model. During the three months ended March 31, 2019, we recorded $54,861 in financing costs and $100,000 as debt discount.

The following assumptions were used in calculations of the Black Scholes model for the periods ended March 31, 2019 and March 31, 2018.

	March 31, 2019	March 31, 2018
Risk-free interest rates	2.39 – 2.60%	1.28-1.76%
Expected life (years)	0.08 – 1.25	0.05-1.00
Expected dividends	0%	0%
Expected volatility	70-557%	70-247

Note 9 – Stockholders’ Equity (Deficit)

During the three months ended March 31, 2019:

Holders of convertible notes converted $450,212 of notes, and $31,345 of accrued interest was converted into 12,242,678 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $130,031 has been recorded related to these conversions.

We issued 878,579 shares of common stock, valued at $50,000, for services. Additionally, 44,584 shares, valued at $2,024 for services, were authorized but not issued as of March 31, 2019. We issued 1,968,671 shares of common stock that were authorized in 2018 and classified as shares to be issued at December 31, 2018.

We authorized 4,380,509 shares, valued at 315,017 for share-based compensation to related parties. These were classified as shares to be issued at March 31, 2018.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Balance at December 31, 2018	$16,576
Issuance of warrants	—
Change in fair value during period	39,422
Balance at March 31, 2019	$55,997

The following assumptions were used in calculations of the Black Scholes model for the periods ended March 31, 2019 and March 31, 2018.

	March 31, 2019	March 31, 2018
Annual dividend yield	0%	0%
Expected life (years)	1.17 – 8.13	2 - 9
Risk-free interest rate	2.21 – 2.40%	2.27 – 2.74%
Expected volatility	222 - 284%	194 - 235%

Common stock option activity:

During the three months ended March 31, 2019 and 2018, the Company recorded total option expense of $40,595 and $197,076, respectively. Unamortized stock option expense at March 31, 2019 is $208,427, which will be charged to expense in 2019.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	294,959	$5,17	7.15
Granted	—	—
Balance outstanding, March 31, 2019	294,959	$5.17	6.90
Exercisable, March 31, 2019	274,959	$6.00	7.23

Note 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases property under operating leases. Property leases include retail and warehouse space with fixed rent payments and lease terms ranging from three to five years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are immaterial.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2019 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected in the “Maturity of Lease Liabilities” table below. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.88 years.

As of March 31, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$941
2020	1,098
2021	965
2022	809
2023	800
2024 and beyond	543
Total	5,156
Less: amount representing interest	(1,084)
Present value of future minimum lease payments	4,072
Less: current obligations under leases	814
Long-term lease obligations	$3,258

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Three months ended
March 31, 2019
Operating lease costs	$190,900
Variable rent costs	(89,824)
Total rent expense	$280,724

As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$1,258
2020	1,098
2021	965
2022	809
2023	800
2024 and beyond	543
Total minimum lease payments	$5,473

Other information related to leases is as follows:

	Three months ended
	March 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$374,005

Weighted-average remaining lease term - operating leases	4.88	yr
Weighted-average discount rate - operating leases	12%

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

Note 11 – Subsequent Events

On April 2, 2019, the Company issued 3,611,665 shares of common stock to three executives for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 16, 2019 for the year ended December 31, 2018. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

2  CNN Money , “The Legal Marijuana Market is Booming,” January 31, 2018, by Aaron Smith

3  Frontier Financial Group, ‘The Cannabis Industry Annual Report: 2017 Legal Marijuana Outlook,”

4  CNN Money , “The Legal Marijuana Market is Booming,” January 31, 2018, by Aaron Smith

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

The Food and Drug Administration setting up for an approval of the first cannabis-based drug from GW Pharmaceuticals Plc (“ GWPH” )

The Veteran’s Administration now wants to study the effectiveness of cannabis for chronic pain and PTSD.  ( The Street, “Cannabis Industry Sits on Precipice of Major Expansion, March 28, 2018, by Bill Meagher)

 Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

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

24

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

27

28

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

After rental expense the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2019	March 31, 2018	$	%
Revenues
Net rental revenue	$450,015	$383,298	$66,717	17%
Rental expense	(280,724)	(269,087)	100,307	4%
Gross profit	169,291	114,211	167,024	48%
General and administrative expenses	484,155	644,773	(48,674)	-25%
Selling expense	13,913	6,269	7,644	122%
Depreciation expense	69,798	127,257	(57,459)	-45%
Loss from operations	$(398,575)	$(664,088)	$265,513	-40%

Revenues.  For the three months ended March 31, 2019 and 2018, the Company leased three facilities to licensees in Colorado and one in Washington. Total revenue for the three months ended March 31, 2019 was $450,015, as compared to $382,298 for the three months ended March 31, 2018, an increase of $66,717.

Gross profit.  Rental revenue for the periods ended March 31, 2019 increased over the prior three months ended March 31, 2018, resulting in a gross profit of $169,291.

General and administrative expense.  Our general and administrative expenses for the three months ended March 31, 2019 were $484,155, compared to $644,774 for the three months ended March 31, 2018.

Selling expense.  Our selling expenses for the three months ended March 31, 2019 were $13,913, compared to $6,269 for the three months ended March 31, 2018. The increase of $7,644 was due to increasing activities used related to selling and marketing.

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2019	March 31, 2018	$	%
Other income (expense)
Other income (expense)	$42	$2,691	$(2,649)	-98%
Interest expense	(771,257)	(710,474)	(60,783)	9%
Extinguishment of debt	—	42,167	(42,167)	-100%
Change in derivative liabilities	957,311	3,057,254	(2,099,943)	-69%
Change in value of warrants	(39,422)	119,596	(159,018)	-133%
Total other income (loss)	$146,674	$2,511,234	$(2,364,560)	-94%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $5,113,301 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2019	March 31, 2018	$	%
Net Cash used in operating activities	$(233,231)	$(275,756)	$42,525	-15%
Net Cash used in investing activities	—	—	—	N/A
Net Cash used in financing activities	351,500	263,372	88,128	33%
Net Increase in Cash	118,269	(12,384)	130,653	-1055%
Cash - beginning of period	60,437	158,702	(98,265)
Cash - end of period	$178,706	$146,318	$32,388	22%

Operating Activities.   For the three months ended March 31, 2019, the net cash used of $233,231 was a decrease over the same period of the prior year of $275,756. The loss from operations after non-cash adjustments increased by $44.143 over the prior year, offset by a decrease in net assets and liabilities of $277,374.

Investing Activities.  There were no investing activities for the three months ended March 31, 2019.

Financing Activities.  During the three months ended March 31, 2019, $359,725 in proceeds were from convertible notes and debt cost was $8,225. For the three months ended March 31, 2018, $258,500 in proceeds were from convertible notes payable, $20,872 were from sale of common stock and debt cost was 16,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: May 15, 2019	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

