Form 10-Q
period 2019-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2019-08-19
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019 there were 59,259,662 shares of common stock issued and outstanding .

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$109,765	$60,437
Accounts receivable	852,355	148,859
Prepaid expenses	—	54,170

Total current assets	962,120	263,466

Property and equipment, net	—	139,595
Other receivable	384,537	344,761
Security deposits	150,000	270,000
Right of Use Assets	3,459,606	—

Total assets	$4,956,263	$1,017,822
Liabilities and deficiency in stockholders' equity
Current liabilities:
Accounts payable	$574,078	$612,580
Accrued payable - related party	585,129	414,106
Accrued expenses	440,074	354,121
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	1,701,512	1,173,319
Deferred rent	—	178,210
Derivative liabilities	6,914,612	6,000,830
Contingent liabilities	143,100	257,910
Lease Liabilities - current	738,184	—
Warrant liabilities	2,499	16,576
Total current liabilities – net of current portion	11,373,549	9,282,013
Lease Liabilities	2,592,804	—
Total liabilities	13,966,353	9,282,013
Deficiency in stockholders' equity:
Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 54,504,872 and 28,287,414 shares issued, respectively	55	28
Additional paid-in capital	42,227,015	40,378,973
Stock to be issued	444,973	710,838
Accumulated deficit	(51,682,133)	(49,354,030)
Total deficiency in stockholders' equity	(9,010,090)	(8,264,191)
Total liabilities and deficiency in stockholders' equity	$4,956,263	$1,017,822

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Net rental revenue	$419,022	$279,502	$869,037	$662,800
Rental expense	(296,799)	(284,768)	(577,523)	(553,855)
Gross profit	122,223	(5,266)	291,514	108,945
Operating expenses:
General and administrative expenses	438,323	563,046	922,478	1,207,819
Selling expense	16,224	17,070	30,137	23,339
Depreciation expense	69,797	150,773	139,595	278,030
Loss from operations	(402,121)	(736,155)	(800,696)	(1,400,243)
Other income (expense)
Other income (expense)	30	143	72	2,834
Interest expense	(710,821)	(322,593)	(1,482,078)	(1,033,067)
Gain on sale of lease	534,649	—	534,649	—
Extinguishment of debt	—	(12,414)	—	29,753
Change in derivative liabilities	(1,551,437)	154,763	(594,126)	3,212,017
Change in value of warrants	53,498	52,862	14,076	172,458
Total other income (loss)	(1,674,081)	(127,239)	(1,527,407)	2,383,995
Provision for taxes	—	—	—	—
Net income (loss)	$(2,076,202)	$(863,394)	$(2,328,103)	$983,752
Income (loss) per share - basic	$(0.04)	$(0.10)	$(0.05)	$0.12
Income (loss) per share - diluted	$(0.04)	$(0.10)	$(0.05)	$0.12
Weighted average common shares outstanding - basic	50,469,287	8,247,031	43,632,529	8,247,031
Weighted average common shares outstanding - diluted	50,469,287	8,247,031	43,632,529	8,247,031

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For the Three and Six Months Ended June 30, 2019 and 2018

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - March 31, 2019	43,812,125			$44	$(26,730)		$41,705,148	$(49,605,931)	$579,983	$(7,347,486)
Issuance of common shares for services	150,000	—	—	—	—	—	8,250	—	2,007	10,257
Issuance of common shares for services - related parties	3,611,665	—	—	4	—	—	374,054	—	(245,138)	128,920
Common stock issued upon conversion of notes payable	7,606,841	—	—	7	—	—	233,819	—	—	233,826
Shares cancelled for convertible note	(675,759)	—	—	—	—	—	(108,121)	—	108,121	—
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Net loss	—	—	—	—	—	—	—	(2,076,202)	—	(2,076,202)
Balance - June 30, 2019	54,504,872	—	—	$55	$(26,730)	$—	$42,253,745	$(51,682,133)	$444,973	$(9,010,090)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	28,287,414	—	—	$28	$(26,730)	$—	$40,405,703	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services	2,997,250	—	—	3	—	—	373,125	—	(310,847)	62,281
Issuance of common shares for services - related parties	3,611,665	—	—	4	—	—	374,054	—	69,879	443,937
Common stock issued upon conversion of notes payable	20,284,302	—	—	20	—	—	1,127,794	—	(133,018)	994,796
Shares cancelled for convertible note	(675,759)						(108,121)		108,121	—
Fair value of warrants and options granted for services	—	—	—	—	—	—	81,190	—	—	81,190
Net loss	—	—	—	—	—	—	—	(2,328,103)	—	(2,328,103)
Balance - June 30, 2019	54,504,872	—	—	$55	$(26,730)	$—	$42,253,745	$(51,682,133)	$444,973	$(9,010,090)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
4/1/18	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - March 31, 2018	10,540,188	—	—	$10	$(26,730)	$—	$36,766,268	$(40,601,940)	$1,580,329	$(2,282,063)
Issuance of common shares for services	447,222			—	—		557,270		(449,372)	107,898
Issuance of common shares for services - related parties	684,663			1	—		824,563		(632,143)	192,421
Common stock issued upon conversion of notes payable	1,199,992	—	—	1	—	—	441,958	—	(11,859)	430,100
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,484	—	—	40,484
Net loss	—	—	—	—	—	—	—	(863,394)	—	(863,394)
Balance - June 30, 2018	12,872,065	—	—	$12	$(26,730)	$—	$38,630,543	$(41,465,334)	$486,955	$(2,374,554)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
6/30/18	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2017	7,128,849	—	—	$7	$—	$—	$34,422,474	$(42,449,086)	$2,397,218	$(5,629,387)
Sale of common stock	41,054	—	—	—	—	—	19,769	—	1,102	20,871
Issuance of common shares for services	1,232,118			1	—		953,642		(624,444)	329,199
Issuance of common shares for services - related parties	1,873,762			2	—		1,630,299		(1,275,062)	355,239
Common stock issued upon conversion of notes payable	2,480,783	—	—	3	—	—	1,332,706	—	(11,859)	1,320,850
Fair value of warrants and options granted for services	—	—	—	—	—	—	197,670	—	—	197,670
Shares Issued to settle accounts payable	75,000	—	—	—	—	—	47,253	—	—	47,253
Security shares	40,500	—	—	—	(26,730)	—	26,729	—	—	—
Net loss	—	—	—	—	—	—	—	983,752	—	983,752
Balance - June 30, 2018	12,872,065	—	—	$13	$(26,730)	$—	$38,630,542	$(41,465,334)	$486,955	$(2,374,553)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$(2,328,103)	$983,752
Adjustments to reconcile net income (loss) to net
Depreciation	139,595	278,030
Impairment	—
Change in fair value of derivative liability	594,126	(3,212,017)
Change in value of warrants	(14,076)	(172,458)
Amortization of debt related cost	948,990	949,908
Extinguishment of debt	350,594	(29,753)
Stock based compensation	537,408	763,949
Rent	(206,828)	—
Changes in operating assets and liabilities:
Accounts receivable	(683,496)	49,854
Inventory	—	27,945
Prepaid expenses	54,170	(63,879)
Other assets	(39,776)	—
Accounts payable	(38,504)	(1,990,583)
Accrued liability - related parties	171,023	173,877
Accrued expenses	127,515	(139,836)
Deferred rent	—	(15,461)
Contingent liabilities	(64,810)	—
Cash used by operating activities	(452,172)	(2,396,672)
Cash flows from financing activities:
Debt costs	(16,225)	(16,000)
Proceeds from notes payable	—	250,000
Proceeds from convertible notes payable, net	517,725	439,250
Proceeds from sale of common stock	—	20,872
Cash provided by financing activities	501,500	694,122
Net increase (decrease) in cash	49,328	(36,734)
Cash, beginning of period	60,437	158,702
Cash, end of period	$109,765	$121,968
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$—	$—
Notes converted to stock	$601,212	$696,815
Accrued interest converted to stock	$41,560	$64,785
Value of common stock to be issued for conversion of notes and accrued interest	$—	$1,508,909
Value of derivative liability extinguished upon conversion of notes and accrued interest	$678,797	$845,752
Accounts payable and accrued expenses paid with common stock	$50,000	$165,474
Leasehold improvements paid by tenant	$—	$228,866
Note issue discount	$541,725	$—
Debt issuance costs deducted from proceeds of notes	$16,225	$19,750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

June 30, 2019 and 2018

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

This Form 10-Q relates to the six months ended June 30, 2019 (the “Current Quarter”) and the six months ended June 30, 2018 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2018 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the current quarter are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value of the warrants received for a licensing agreement, the collectability of accounts receivable, valuation of right of use assets and lease liabilities and deferred taxes and related valuation allowances.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands)::

As of June 30, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$6,915	$6,915
Stock warrant liabilities	—	—	2	2
	$—	$—	$6,917	$6,917

As of December 31, 2018	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$6,001	$6,001
Stock warrant Liabilities	—	—	17	17
	$—	$—	$6,018	$6,018

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company's accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606,   Revenue from Contracts with Customers   (ASC 606), commencing from the period under this report. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures since the Company is primarily a lessor for revenue purposes.

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

Prior to the adoption of ASC Topic 842, Leases, the Company recognized lease revenue when the collectability is reasonably assured, in accordance with ASC Topic 840, Leases, as amended and interpreted, minimum annual rental revenue is recognized for rental revenues on a straight-line basis over the term of the related lease.

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

In accordance with ASC 842, Leases, the Company recognized rent income in a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 379,881,301  and 11,133,864 common stock equivalents at June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the 336,248,772 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Diluted earnings per share for the six months ended June 30, 2018  have been calculated as follows:

Net income	$983,752
Income attributable to convertible instruments	(3,414,228)
Expense attributable to convertible instruments	1,010,892
Diluted loss	$(1,419,584)
Basic shares outstanding	10,568,943
Shares to be issued	1,678,270
Convertible instruments	8,896,782
Diluted shares outstanding	21,143,995
Diluted EPS	$(0.00)

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

Recent accounting pronouncements.

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of $4,110,363 and corresponding lease liabilities of $4,076,629 as of January 1, 2019 for leases classified as operating leases. In addition, the deferred rent liability as of January 1, 2019, was reclassified as a reduction in the ROU assets. Topic 842 also applies to the Company's sub-lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its sub-lease agreements.

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

In July 2018, the FASB issued ASU 2018-09,   Codification Improvements.   The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740,   Compensation-Stock Compensation-Income Taxes,  are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740,   Compensation-Stock Compensation-Income Taxes,   clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

	For The Six Months Ended June 30, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606
Other income (expense)	$—	$—	$—
Licensing revenue	—	13,500	(13,500)
Total other income (loss)	(127,239)	(113,739)	(13,500)
Net Loss	$(863,394)	$(849,894)	$(13,500)
Income (loss) per share - basic	$0.10	$0.13	$(0.00)
Income (loss) per share - diluted	$0.02	$0.04	$(0.00)

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,411,429, and has an accumulated deficit of $51,682,133 at June 30, 2019. These factors, among others raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation.   Through June 30, 2019, management and board members have accepted stock for accrued compensation at the same discount that has been extended to the convertible noteholders of fifty percent. There are other future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 - Property and Equipment

As of June 30, 2019 and December 31, 2018, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	June 30, 2019	December 31, 2018
Leasehold improvements	10 years	515,450	1,082,280
Less: Accumulated depreciation and amortization		(515,450)	(962,685)
Property and equipment, net		$-	$139,594

On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location for $550,000 in cash. The Company plans to allocate to its efforts in a new location and cannabis grow facilities in Colorado. In connection with the that, full amortized leasehold improvements with a historical cost of $566,830 were sold during the sale.

During the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $69,797 and $150,273, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $139,594 and $278,030, respectively.

Note 5 – Other Assets

Security deposits:  Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of June 30, 2019 and December 31, 2018, the remining balance was $150,000 and $170,000.

Deposits – end of lease:  These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During 2018, we applied $50,000 deposit against monthly rent. During the six months ended June 30, 2019, we adopted ASC Topic 842, Leases, as the result we applied remaining balance of prepaid rent to right of use assets and leases liabilities. As of June 30, 2019 and December 31, 2018, the remining balance was $0 and $100,000.

Note 6 – Related Party

As of June 30, 2019 and December 31, 2018, the Company has accrued fees to related parties in the amount of $585,129, and $414,106, respectively. For the three months ended June 30, 2019 and 2018, total cash-based compensation to related parties was $110,699 and $192,099, respectively. For the three months ended June 30, 2019 and 2018, total share-based compensation to related parties was $219,998 and $267,675, respectively. For the six months ended June 30, 2019 and 2018, total cash-based compensation to related parties was $133,384 and $380,855, respectively. For the six months ended June 30, 2019 and 2018, total share-based compensation to related parties was $488,995 and $645,639 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

At June 30, 2019, the Company owed Mr. Throgmartin $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at June 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance  of related party note was $140,958 and $140,958 at June 30, 2019 and June 30, 2018, respectively. As of August 19, 2019, the note was past the maturity date, however the Company has not yet received a default notice.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of June 30, 2019 and December 31, 2018 the outstanding principal balance of the note was $133,403. As of August 19, 2019, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $6,914,612 at June 30, 2019. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the six months ended June 30, 2019. The table below provides the note payable activity for the six months ended June 30, 2019, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,167	$1,173,319	$6,000,830
Issuance of convertible notes	525,500	541,725	(16,225)	998,453
Conversion of convertible notes	(601,212)	(196,639)	(404,573)	(678,797)
Repayment of convertible notes	—	—	—	—
Change in fair value of derivatives	—	—	—	594,126
Amortization	—	(948,990)	948,990	—
Balance June 30, 2019	$3,248,775	$1,547,263	$1,701,512	$6,914,612

During the six months ended June 30, 2019, $601,212 of notes and $41,560 of accrued interest was converted into 20,284,302 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $83,949 has been recorded related to these conversions. As of August 19, 2019, several convertible notes in aggregate principal of $326,500 were past their maturity dates, however the Company has not yet received a default notice.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,557.77 and $545,606.96, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. In 2018, the Company has received $220,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,555,888 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,892,033 in financing costs, and $2,449,275 as debt discount during year ended December 31, 2018. On March 29, 2019, the Company received $100,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $100,0000 were determined in the amount of $154,861 using Black Sholes Merton Option Model. During the six months ended June 30, 2019, we recorded $54,861 in financing costs and $100,000 as debt discount.

The following assumptions were used in the Black Scholes model in calculating the embedded conversion features and current liabilities for the periods ended June 30, 2019 and June 30, 2018.

	June 30, 2019	June 30, 2018
Risk-free interest rates	1.92 – 2.60%	1.93-2.33%
Expected life (years)	0.08 – 1.25	0.25-0.93
Expected dividends	0%	0%
Expected volatility	70-557%	140-233%

Note 9 – Stockholders’ Equity (Deficit)

During the six months ended June 30, 2019:

Holders of convertible notes converted $601,212 of notes, and $41,560 of accrued interest was converted into 20,284,302 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $83,949 has been recorded in interest expense related to these conversions. As June 30, 2019, 35,844 shares for debt conversion were authorized, but not issued as of June 30, 2019.

We issued 2,997,250 shares of common stock, valued at $62,281, for services. Additionally, 128,532 shares, valued at $4,031 for services, were authorized during the period but not issued as of June 30, 2019. We issued 1,968,671 shares of common stock that were authorized in 2018 and classified as shares to be issued at December 31, 2018. As June 30, 2019, 140,038 shares, valued at $11,587 for services were authorized, but not issued as of June 30, 2019, and included in stock to be issued in the accompanying condensed consolidated balance sheet.

We issued 3,611,665 shares of common stock, valued at $374,058, for related party services. Additionally, we authorized 8,715,105 shares, valued at 443,936 for share-based compensation to related parties and included in stock to be issued in the accompanying condensed consolidated balance sheet. As June 30, 2019, 5,782,467 shares, valued at $394,892 for services were authorized, but not issued as of June 30, 2019.

As June 30, 2019, 5,000 shares, value at $2,648 for cash were received, but not issued as of June 30, 2019.

During the six months ended June 30, 2018:

Holders of convertible notes converted $530,461 of notes and $43,127 of accrued interest into 2,460,518 shares of common stock valued at $1,320,897. Additionally, 3,934 shares, valued at $13,983, for the conversion of notes, were authorized but not issued as of June 30, 2018. Shares authorized but unissued at December 31, 2017 totaling 24,488 shares were issued during 2018.

The Company issued 40,500 common shares as security for the payment of convertible notes. The shares, valued at $26,730 are held in escrow, are refundable and are recorded in a contra equity account.

We sold 41,500 shares of common stock and received proceeds of $20,872. Of these shares, 5,000 valued at $2,648, were not issued as of June 30, 2018. We issued 16,804 shares of common stock that were sold in 2017 and classified as shares to be issued at December 31, 2017.

We issued 515,620 shares of common stock, valued at $140,380 as share-based compensation to related parties. Additionally, 12,083 shares, valued at $72,500, were authorized to be issued for related party services, but were not issued as of June 30, 2018. We issued 1,023,367 shares of common stock that were authorized as share-based compensation to related parties in 2017 and classified as shares to be issued at December 31, 2017.

We issued 125,457 shares of common stock, valued at $68,833, for services. Additionally, 141,843 shares, valued at $48,650 for services, were authorized but not issued as of June 30, 2018. We issued 98,417 shares of common stock that were authorized as share-based compensation in 2017 and classified as shares to be issued at December 31, 2017.

We issued 669,082 shares of common stock for payment of a related party note in the amount of $166,354, plus accrued interest of $21,658. We issued 75,000 shares of common stock, valued at $47,254, to settle accounts payable to a consultant.

We issued an excess 273,245 shares of common stock to a related party; these shares are in the process of being cancelled. Accordingly, the Company did not value or record these shares.

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year at February 1 over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The other two executives receive a similar grant to maintain each executive’s ownership percentage at 7.5% of the outstanding stock. At June 30, 2018, there is $349,176 accrued for the annual grants, representing 1,515,459 shares. The Company recorded compensation expense of $166,591 for the six months ended June 30, 2018. We issued 165,931 shares that were accrued during 2018. The Company issued 1,161,065 shares of common stock that were accrued in 2017 and classified as shares to be issued at December 31, 2017.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Balance at December 31, 2018	$16,576
Issuance of warrants	—
Change in fair value during period	(14,077)
Balance at June 30, 2019	$2,499

The following assumptions were used in calculations of the Black Scholes model for the periods ended June 30, 2019 and June 30, 2018.

	June 30, 2019	June 30, 2018
Annual dividend yield	0%	0%
Expected life (years)	0.92 – 8.13	1.9 – 8.9
Risk-free interest rate	1.71 – 2.40%	2.52 – 2.85%
Expected volatility	222 - 318%	200 - 230%

Common stock option activity:

During the six months ended June 30, 2019 and 2018, the Company recorded total option expense of $81,190 and $197,076, respectively. Unamortized stock option expense at June 30, 2019 is $208,427, which will be charged to expense in 2019.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	294,959	$5,17	7.15
Granted	—	—
Forfeited	(122,480)	5.00	7.60
Balance outstanding, June 30, 2019	172,479	$5.29	5.98
Exercisable, June 30, 2019	152,479	$5.20	6.50

Note 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases property under operating leases. Property leases include retail and warehouse space with fixed rent payments and lease terms ranging from three to five years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2019 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 4.88 years.

As of June 30, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$580
2020	1,009
2021	872
2022	713
2023	727
2024 and beyond	443
Total	4,344
Less: amount representing interest	(1,013)
Present value of future minimum lease payments	3,331
Less: current obligations under leases	738
Long-term lease obligations	$2,593

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Six months ended
June 30, 2019
Operating lease costs	$346,860
Variable rent costs	228,060
Total rent expense	$577,523

As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$1,258
2020	1,098
2021	965
2022	809
2023	800
2024 and beyond	443
Total minimum lease payments	$5,330

Other information related to leases is as follows:

	Six months ended
	June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$588,789
Weighted-average remaining lease term - operating leases	4.41	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $869,037 and $662,800 during the six months ended June 30, 2019 and 2018, respectively.

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

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company will pay to Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options.

Note 11 – Subsequent Events

On July 2, 2019, the Company issued 2,377,578 shares of common stock for services.

On July 23, 2019, a debt holder converted $25,000 of principal and $2,614 into 2,377,212 shares of common stock.

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

2018 was a year of growth for Diego Pellicer Worldwide. Four tenants were open and generating lease revenue. The tenants were showing steady revenue increases and operating improvements. The business model was being proven. The brand name was getting national recognition and garnered the “Most Valuable Brand of the Year” at the 2018 National Cannabis Business Awards beating out tough national competition including MedMen™, The Clinic, Lightshade and Olio. Diego was also honored as the “Best Retail Center” for the second year in a row, defeating other highly regarded names including LiveWell, The Clinic, The Green Solutions, Euflora and Kind Love.

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

Regulation and reality

Total demand for marijuana in the United States, including the black market, is around $52.5 billion  , according to the estimates. That becomes a very conservative estimate of the size of the market in the United States. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level. If the Federal Government legalized marijuana nationwide, sales might start out around that level, but would likely rise as cannabis gained mainstream acceptance and the market evolved. Eventually, marijuana could surpass cigarette sales with the potential to rival beer in terms of overall sales.

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

In May 2019, Colorado Governor Polis signed into law House Bill 19-1090. It is generally referred to as the "Public Company" bill because it allows public companies to own Colorado marijuana licenses for the first time. This law goes into effect on November 1, 2019.

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

The projected U.S. cannabis industry’s growth

The Cannabis Industry’s Annual Report for 2018 projects  the following robust growth of legal marijuana sales:

New Frontier, “The Cannabis Industry Annual Report: 2018 Legal Marijuana Outlook,”

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

Value proposition 3: On select leases, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego’s option, and upon changes to federal law, introduces our second value proposition—ownership of operations in an industry that is projected to hit $8 - $10 billion by 2019.

Source: Marijuana Business Daily 2019

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

We have proven this to be a winning strategy

Diego is positioning itself to be a dominate player in the marijuana marketplace. Diego has proven this by being a fully integrated marijuana retail operation and premium brand, capitalizing on beautifully designed retail stores offering the finest quality products at competitive prices.

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

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location provided $550,000 in capital and executive resources for expansion which the company plans to allocate to its efforts in a new location and cannabis grow facilities in Colorado. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The retail facilities have shown steady growth in sales since their opening.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2019	June 30, 2018	$	%
Revenues
Net rental revenue	$419,022	$279,502	$139,520	50%
Rental expense	(296,799)	(284,768)	(12,031)	4%
Gross profit	122,223	(5,266)	127,489	-2421%
General and administrative expenses	438,323	563,046	(124,723)	-22%
Selling expense	16,224	17,070	(846)	-5%
Depreciation expense	69,797	150,773	(80,976)	-54%
Loss from operations	$(402,121)	$(736,155)	$334,034	-45%

Revenues.   For the three months ended June 30, 2019 and 2018, the Company leased three facilities to licensees in Colorado and one in Washington. Total revenue for the three months ended June 30, 2019 was $419,022, as compared to $279,502 for the three months ended June 30, 2018, an increase of $139,520, due to increase collectability from subtenants in 2019.

Gross profit.   Rental revenue for the periods ended June 30, 2019 increased over the prior three months ended June 30, 2018, resulting in a gross profit of $122,223, due to increase of revenue in 2019.

General and administrative expense.   Our general and administrative expenses for the three months ended June 30, 2019 were $438,323, compared to $563,046 for the three months ended June 30, 2018. The decrease is primarily due to reduction of management compensation in 2019.

Selling expense.   Our selling expenses for the three months ended June 30, 2019 were $16,224, compared to $17,070 for the three months ended June 30, 2018.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2019	June 30, 2018	$	%
Other income (expense)
Other income (expense)	$30	$143	$(113)	-79%
Interest expense	(710,821)	(322,593)	(388,228)	120%
Gain on sale of lease	534,649	—	534,649	N/A
Extinguishment of debt	—	(12,414)	12,414	-100%
Change in derivative liabilities	(1,551,437)	154,763	(1,706,200)	-1102%
Change in value of warrants	53,498	52,862	636	1%
Total other income (loss)	$(1,674,081)	$(127,239)	$(1,546,842)	1216%

The Net Other Loss was the effect of the increase in market value of the Company’s stock had on the derivative liability of $6,914,612 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

After rental expense the gross margins on the lease were as follows:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2019	June 30, 2018	$	%
Revenues
Net rental revenue	$869,037	$662,800	$206,237	31%
Rental expense	(577,523)	(553,855)	(23,668)	4%
Gross profit	291,514	108,945	182,569	168%
General and administrative expenses	922,478	1,207,819	(285,341)	-24%
Selling expense	30,137	23,339	6,798	29%
Depreciation expense	139,595	278,030	(138,435)	-50%
Loss from operations	$(800,696)	$(1,400,243)	$599,547	-43%

Revenues.   For the six months ended June 30, 2019 and 2018, the Company leased three facilities to licensees in Colorado and one in Washington. Total revenue for the six months ended June 30, 2019 was $869,037, as compared to $662,800 for the six months ended June 30, 2018, an increase of $206,237, due to increase collectability from subtenants in 2019.

Gross profit.   Rental revenue for the periods ended June 30, 2019 increased over the prior six months ended June 30, 2018, resulting in a gross profit of $291,154, due to increase of revenue in 2019.

General and administrative expense.   Our general and administrative expenses for the six months ended June 30, 2019 were $922,478, compared to $1,207,819 for the six months ended June 30, 2018. . The decrease is primarily due to reduction of management compensation in 2019.

Selling expense.   Our selling expenses for the six months ended June 30, 2019 were $30,137, compared to $23,339 for the six months ended June 30, 2018. The increase of $6,798 was due to increasing activities used related to selling and marketing.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2019	June 30, 2018	$	%
Other income (expense)
Other income (expense)	$72	$2,834	$(2,762)	-97%
Interest expense	(1,482,078)	(1,033,067)	(449,011)	43%
Gain on sale of lease	534,649	—	534,639	N/A
Extinguishment of debt	—	29,753	(29,753)	-100%
Change in derivative liabilities	(594,126)	3,212,017	(3,806,143)	-118%
Change in value of warrants	14,076	172,458	(158,382)	-92%
Total other income (loss)	$(1,527,407)	$2,383,995	$(3,911,402)	-164%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $6,914,612 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2019	June 30, 2018	$	%
Net Cash used in operating activities	$(452,172)	$(2,396,672)	$1,944,500	-81%
Net Cash used in investing activities	—	—	—	N/A
Net Cash used in financing activities	501,500	694,122	(192,622)	-28%
Net Increase in Cash	49,328	(1,702,550)	1,751,878	-103%
Cash - beginning of period	60,437	158,702	(98,265)
Cash - end of period	$109,765	$(1,543,848)	$1,653,613	-107%

Operating Activities.    For the six months ended June 30, 2019, the net cash used of $452,172 was a decrease over the same period of the prior year of $2,396,672. The loss from operations after non-cash adjustments increased by $460,295 over the prior year, offset by a decrease in net assets and liabilities of $1484,205.

Investing Activities.   There were no investing activities for the six months ended June 30, 2019.

Financing Activities.   During the six months ended June 30, 2019, $517,725 in proceeds were from convertible notes and debt cost was $16,225. For the six months ended June 30, 2018, $439,250 in proceeds were from convertible notes payable, $250,000 were from notes payable, $20,872 were from sale of common stock and debt cost was 16,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended June 30, 2019, we issued 150,000 shares of common stock, valued at $10,527, for services.

During three months ended June 30, 2019, we issued 3,611,665 shares of common stock to various related parties, valued at $128,919, for services

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 19, 2019	By:	/s/ Ron Throgmartin
Ron Throgmartin, Chief Executive Officer
(Principal Executive Officer)

