Form 10-Q
period 2019-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2019-11-18
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189731

DIEGO PELLICER WORLDWIDE, INC.

(Name of registrant as specified in its charter)

Delaware	33-1223037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6160 Plumas Street, Suite 100, Reno, NV 89519

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

As of November 14, 2019 there were 76,270,981 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$361,918	$60,437
Accounts receivable	341,725	148,859
Prepaid expenses	5,500	54,170

Total current assets	709,143	263,466

Property and equipment, net	—	139,595
Other receivable	592,608	344,761
Security deposits	150,000	270,000
Right of Use Assets	3,301,629	—

Total assets	$4,753,380	$1,017,822

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$573,924	$612,580
Accrued payable - related party	464,028	414,106
Accrued expenses	502,377	354,121
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	1,888,795	1,173,319
Deferred rent	—	178,210
Derivative liabilities	4,892,629	6,000,830
Contingent liabilities	136,800	257,910
Lease Liabilities	717,083	—
Warrant liabilities	1,462	16,576

Total current liabilities	9,451,459	9,282,013

Lease Liabilities, net of current portion	2,422,446	—

Total liabilities	11,873,905	9,282,013

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 76,270,981 and 28,287,414 shares issued, respectively	77	28
Additional paid-in capital	42,657,528	40,378,973
Stock to be issued	457,801	710,838
Accumulated deficit	(50,235,931)	(49,354,030)

Total deficiency in stockholders' equity	(7,120,525)	(8,264,191)

Total liabilities and deficiency in stockholders' equity	$4,753,380	$1,017,822

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Net rental revenue	$388,218	$405,662	$1,257,255	1,068,462
Rental expense	(280,613)	(289,155)	(858,136)	(843,010)
Gross profit	107,605	116,507	399,119	225,452

Operating expenses:
General and administrative expenses	349,608	629,421	1,272,086	1,837,240
Selling expense	12,269	19,616	42,406	42,955
Depreciation expense	—	150,572	139,595	428,602
Loss from operations	(254,272)	(683,102)	(1,054,968)	(2,083,345)

Other income (expense)
Other income (expense)	145	104	217	2,938
Interest expense	(856,017)	(847,741)	(2,468,228)	(1,880,808)
Gain on sale of lease	—	—	534,649	—
Loss on debt issuance	—	(2,883,659)	—	(2,883,659)
Write off of accounts receivable		(23,966)	—	(23,966)
Extinguishment of debt	88,063	18,165	218,196	47,918
Change in derivative liabilities	2,467,245	(603,021)	1,873,119	2,608,996
Change in value of warrants	1,038	7,810	15,114	180,268
Total other income (expense)	1,700,474	(4,332,308)	173,067	(1,948,313)

Provision for taxes	—	—	—	—
Net income (loss)	$1,446,202	$(5,015,410)	$(881,901)	$(4,031,658)

Income (loss) per share - basic	$0.02	$(0.30)	$(0.02)	$(0.32)
Income (loss) per share - diluted	$0.00	$(0.30)	$(0.02)	$(0.32)

Weighted average common shares outstanding - basic	63,999,272	16,534,512	50,426,491	12,681,249
Weighted average common shares outstanding - diluted	546,632,422	16,534,512	50,426,491	12,681,249

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For the Three and Nine months Ended September 30, 2019 and 2018

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - June 30, 2019	54,504,872			$55	$(26,730)		$42,253,745	$(51,682,133)	$444,973	$(9,010,090)
Issuance of common shares for services	1,478,693	—	—	1	—	—	25,327	—	(1,993)	23,335
Issuance of common shares for services - related parties	3,632,972	—	—	4	—	—	81,196	—	(42,000)	39,200
Common stock issued upon conversion of notes payable	16,654,444	—	—	17	—	—	283,394	—	56,821	340,232
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,596	—	—	40,596
Net loss	—	—	—	—	—	—	—	1,446,202	—	1,446,202
Balance - September 30, 2019	76,270,981	—	—	$77	$(26,730)	$—	$42,684,258	$(50,235,931)	$457,801	$(7,120,525)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	28,287,414	—	—	$28	$(26,730)	$—	$40,405,703	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services	4,475,943	—	—	5	—	—	398,452	—	(312,839)	85,618
Issuance of common shares for services - related parties	7,244,637	—	—	7	—	—	455,250	—	84,699	539,956
Common stock issued upon conversion of notes payable	36,938,746	—	—	37	—	—	1,411,188	—	(133,018)	1,278,207
Shares cancelled for convertible note	(675,759)						(108,121)		108,121	—
Fair value of warrants and options granted for services	—	—	—	—	—	—	121,786	—	—	121,786
Net loss	—	—	—	—	—	—	—	(881,901)	—	(881,901)
Balance - September 30, 2019	76,270,981	—	—	$77	$(26,730)	$—	$42,684,258	$(50,235,931)	$457,801	$(7,120,525)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - June 30, 2018	13,814,391	—	—	$14	$(26,730)	$—	$38,818,659	$(41,739,834)	$486,956	$(2,460,935)
Issuance of common shares for services	311,675			—	—		48,188		(8,018)	40,170
Issuance of common shares for services - related parties	684,622			1	—		166,014		65,792	231,807
Common stock issued upon conversion of notes payable	4,198,900	—	—	4	—	—	617,918	—	—	617,922
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,929	—	—	40,929
Issuance of common shares for inducement of lease extension	125,000	—	—	—	—	—	20,500	—	—	20,500
Shares to be cancelled for convertible note	—	—	—		—	—	—	—	(443,855)	(443,855)
Net loss		—	—	—	—	—	—	(5,015,410)	—	(5,015,410)
Balance - September 30, 2018	19,134,588	—	—	$19	$(26,730)	$—	$39,712,208	$(46,755,244)	$100,875	$(6,968,872)

	SHARES			$
	Common	Treasury	Preferred	Common	Treasury	Preferred	Additional	Accumulated	Common Stock
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2017	7,128,849	—	—	$7	$—	$—	$34,422,474	$(42,723,586)	$2,397,218	$(5,903,887)
Sale of common stock	41,054	—	—	—	—	—	19,770	—	1,102	20,872
Issuance of common shares for services	379,798			—	—		121,026		(10,456)	110,570
Issuance of common shares for services - related parties	3,722,379			4	—		2,677,173		(1,831,275)	845,902
Common stock issued upon conversion of notes payable	7,622,008	—	—	8	—	—	2,138,682	—	(11,859)	2,126,831
Fair value of warrants and options granted for services	—	—	—	—	—	—	238,599	—	—	238,599
Shares Issued to settle accounts payable	75,000	—	—	—	—	—	47,254	—	—	47,254
Issuance of common shares for inducement of lease extension	125,000	—	—	—	—	—	20,500	—	—	20,500
Security shares	40,500	—	—	—	(26,730)	—	26,730	—	—	—
Shares to be cancelled for convertible note	—	—	—	—	—	—	—	—	(443,855)	(443,855)
Net loss	—	—	—	—	—	—	—	(4,031,658)	—	(4,031,658)
Balance - September 30, 2018	19,134,588	—	—	$19	$(26,730)	$—	$39,712,208	$(46,755,244)	$100,875	$(6,968,872)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net income (loss)	$(881,901)	$(4,031,658)
Adjustments to reconcile net income (loss) to net
Depreciation	139,595	428,602
Impairment	—
Change in fair value of derivative liability	(1,873,119)	(2,608,996)
Change in value of warrants	(15,114)	(180,268)
Amortization of debt related cost	2,203,630	1,710,378
Extinguishment of debt	(218,196)	(47,918)
Loss on debt issuance	—	2,883,659
Stock based compensation	697,358	1,097,350
Changes in operating assets and liabilities:
Accounts receivable	(172,866)	(19,354)
Inventory	—	27,945
Prepaid expenses	48,670	(38,229)
Other assets	(247,847)	(284,184)
Accounts payable	(38,655)	(29,541)
Accrued liability - related parties	49,922	108,276
Accrued expenses	195,423	(117,754)
Lease liabilities	(240,310)	(30,238)
Contingent liabilities	(71,110)	—

Cash used in operating activities	(424,519)	(1,131,930)

Cash flows from financing activities:
Debt costs	(16,225)	(16,000)
Proceeds from notes payable	—	250,000
Proceeds from convertible notes payable	862,725	903,750
Repayments of convertible notes payable	(120,500)	(75,269)
Repayments of notes payable	—
Proceeds from sale of common stock	—	20,872

Cash provided by financing activities	726,000	1,083,353

Net increase (decrease) in cash	301,481	(48,577)
Cash, beginning of period	60,437	158,702
Cash, end of period	$361,918	$110,125

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Stock issued for debt settlement	$—	$—
Notes converted to stock	$767,533	$696,815
Accrued interest converted to stock	$47,165	$64,785
Value of common stock to be issued for conversion of notes and accrued interest	$—	$1,508,909
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$891,922	$845,752
Accounts payable and accrued expenses paid with common stock	$50,000	$165,474
Note issue discount	$870,500	$—
Leasehold improvements paid by tenant	$—	$228,866
Debt issuance costs deducted from proceeds of notes	$16,225	$35,250

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

September 30, 2019 and 2018

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

The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission ("SEC") on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future periods.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

$344,761 of other receivable of prior year amounts were reclassified from current assets to long term assets to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company's balance sheet, net loss or stockholders' equity.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,893	$4,893
Stock warrant liabilities	—	—	1	1
	$—	$—	$4,894	$4,894

As of December 31, 2018	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$6,001	$6,001
Stock warrant Liabilities	—	—	17	17
	$—	$—	$6,018	$6,018

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

Prior to the adoption of ASC Topic 842, Leases , the Company recognized lease revenue when the collectability is reasonably assured, in accordance with ASC Topic 840, Leases , as amended and interpreted, minimum annual rental revenue is recognized for rental revenues on a straight-line basis over the term of the related lease.

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

In accordance with ASC 842, Leases , the Company recognized rent income on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. The Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The adoption of new standard did not have a material impact on the Company’s Consolidated Financial Statements.

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 533,059,641 and 60,158,160 common stock equivalents at September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the 482,633,150   potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope. The majority of the Company’s revenues come from rental income that are outside the scope of ASC 606. The Company’s licensing revenue that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the time of grant. The Company adopted ASC 606 using the full retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a net change in retained earnings of $369,000 as of January 1, 2017 due to the cumulative effect of adopting ASC 606. The income statement impact of adopting ASC 606 for the nine months ended September 30, 2019 $40,500 is outlined below:

	For The Nine months Ended September 30, 2018
	As reported	Under Legacy GAAP	Impact of ASC 606
Other income (expense)	$—	$—	$—
Licensing revenue	—	40,500	(40,500)
Total other income (loss)	(1,948,313)	(1,907,813)	(40,500)
Net Loss	$(4,031,658)	$(3,991,158)	$(40,500)
Income (loss) per share - basic	$0.32	$(0.31)	$(0.01)
Income (loss) per share - diluted	$0.32	$(0.31)	$(0.01)

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $8,742,316, and has an accumulated deficit of $50,235,931 at September 30, 2019. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Property and Equipment

As of September 30, 2019 and December 31, 2018, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	September 30, 2019	December 31, 2018
Leasehold improvements	10 years	515,450	1,082,280
Less: Accumulated depreciation and amortization		(515,450)	(942,685)
Property and equipment, net		$—	$139,595

On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location for $550,000 in cash. The Company plans to allocate to its efforts in a new location and cannabis grow facilities in Colorado. In connection with the that, full amortized leasehold improvements with a historical cost of $566,830 were sold during the sale.

During the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $0 and $150,572, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $139,595 and $428,602, respectively.

Note 5 – Other Assets

Security deposits:   Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of September 30, 2019 and December 31, 2018, the remining balance was $150,000 and $170,000, respectively.

Deposits – end of lease:   These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During 2018, we applied $50,000 deposit against monthly rent. During the nine months ended September 30, 2019, we adopted ASC Topic 842, Leases, as the result we applied remaining balance of prepaid rent to right of use assets and leases liabilities. As of September 30, 2019 and December 31, 2018, the remining balance was $0 and $100,000.

Note 6 – Related Party

As of September 30, 2019 and December 31, 2018, the Company has accrued compensation to CEO, CFO and Director in the amount of $464,028, and $414,106, respectively. For the three months ended September 30, 2019 and 2018, total cash-based compensation to related parties was $122,099 and $177,099, respectively. For the three months ended September 30, 2019 and 2018, total share-based compensation to related parties was $136,616 and $228,832, respectively. For the nine months ended September 30, 2019 and 2018, total cash-based compensation to related parties was $379,597 and $557,954, respectively. For the nine months ended September 30, 2019 and 2018, total share-based compensation to related parties was $661,742 and $874,471 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

At September 30, 2019, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at September 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at September 30, 2019 and December 31, 2018, respectively. As of August 19, 2019, the note was past the maturity date, however the Company has not yet received a default notice.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of September 30, 2019 and December 31, 2018 the outstanding principal balance of the note was $133,403. As of August 19, 2019, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $4,892,629 at September 30, 2019. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock. The Company allocated the proceeds of the notes and warrants based on the relative fair value at inception.

Several convertible note holders elected to convert their notes to stock during the nine months ended September 30, 2019. The table below provides the note payable activity for the nine months ended September 30, 2019, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,167	$1,173,319	$6,000,830
Issuance of convertible notes	870,500	886,725	(16,225)	1,656,840
Conversion of convertible notes	(767,533)	(210,217)	(557,316)	(835,725)
Repayment of convertible notes	(122,500)	—	(120,500)	(56,197)
Change in fair value of derivatives	—	—	—	(1,873,119)
Amortization	—	(1,409,516)	1,409,516	—
Balance September 30, 2019	$3,306,954	$1,418,159	$1,888,795	$4,892,629

During the nine months ended September 30, 2019, $767,533 of notes and $47,165 of accrued interest was converted into 36,938,746   shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $165,659 has been recorded related to these conversions. As of November 15, 2019, several convertible notes in aggregate principal of $217,500 were past their maturity dates, however the Company has not yet received a default notice.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,557.77 and $545,606.96, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. In 2018, the Company has received $220,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,555,888 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,892,033 in financing costs, and $2,449,275 as debt discount during year ended December 31, 2018. On March 29, 2019, the Company received $100,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $100,000 were determined in the amount of $154,861 using Black Sholes Merton Option Model. During three months ended September 30, 2019, the Company received $345,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $345,0000 were determined in the amount of $547,864 using Black Sholes Merton Option Model. During the nine months ended September 30, 2019, we recorded $257,725  loss related to  financing costs and $445,000 as debt discount.

The following assumptions were used in the Black Scholes model in calculating the embedded conversion features and current liabilities for the periods ended September 30, 2019 and September 30, 2018.

	September 30, 2019	September 30, 2018
Risk-free interest rates	1.72 – 2.60%	1.89-2.33%
Expected life (years)	0.08 – 1.25	0.03-2.00
Expected dividends	0%	0%
Expected volatility	70-557%	100-233%

Note 9 – Stockholders’ Equity (Deficit)

During the nine months ended September 30, 2019:

During the nine months ended September 30, 2019, $767,533 of notes and $47,165 of accrued interest was converted into 36,938,746 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $165,659 has been recorded related to these conversions. As of September 30, 2019, 35,844 shares, valued at $35,844 for debt conversion were authorized, but not issued as of September 30, 2019.

We issued 4,475,943 shares of common stock, valued at $85,618, for services. As September 30, 2019, 46,880 shares, valued at $9,594 for services were authorized, but not issued as of September 30, 2019, and included in stock to be issued in the accompanying condensed consolidated balance sheet.

We issued 7,244,637 shares of common stock, valued at $539,956, for related party services. As September 30, 2019, 8,668,120   shares, valued at $409,713 for services were authorized, but not issued as of September 30, 2019.

As of September 30, 2019, 5,000 shares were sold for $2,648 previously, but not issued.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Balance at December 31, 2018	$16,576
Issuance of warrants	—
Change in fair value during period	(15,114)
Balance at September 30, 2019	$1,462

The following assumptions were used in calculations of the Black Scholes model for the periods ended September 30, 2019 and September 30, 2018.

	September 30, 2019	September 30, 2018
Annual dividend yield	0%	0%
Expected life (years)	0.67 – 8.13	1.67 – 8.9
Risk-free interest rate	1.56 – 2.40%	2.52 – 3.05%
Expected volatility	165 - 318%	188 - 230%

Common stock option activity:

During the nine months ended September 30, 2019 and 2018, the Company recorded total option expense of $121,786 and $197,076, respectively. Unamortized stock option expense at September 30, 2019 is $127,218, which will be charged to expense in 2019.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	294,959	$5,17	7.15
Granted	—	—
Forfeited	(122,480)	5.00	7.35
Balance outstanding, September 30, 2019	172,479	$5.29	5.72
Exercisable, September 30, 2019	162,479	$5.25	5.97

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2019 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 4.88 years.

As of September 30, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$290
2020	1,009
2021	872
2022	713
2023	727
2024 and beyond	443
Total	4,055
Less: amount representing interest	(916)
Present value of future minimum lease payments	3,139
Less: current obligations under leases	717
Long-term lease obligations	$2,422

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Nine months ended
September 30, 2019
Operating lease costs	$507,440
Variable rent costs	350,696
Total rent expense	$858,136

As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$1,258
2020	1,098
2021	965
2022	809
2023	800
2024 and beyond	443
Total minimum lease payments	$5,330

Other information related to leases is as follows:

	Nine months ended
	September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$924,316
Weighted-average remaining lease term - operating leases	4.46	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $1,257,255 and $1,068,462 during the nine months ended September 30, 2019 and 2018, respectively.

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. One other executive received a similar grant each to maintain his ownership percentage at 9% of the outstanding stock.

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

Note 11 – Subsequent Events

On October 29, 2019, Diego Pellicer Worldwide, Inc. (“Registrant”) accepted the resignation of Ron Throgmartin from his positions as  CEO, President and Director. Mr. Throgmartin’s resignation was not the result of any disagreements with Registrant’s plan of operations, policies or management. On the same date, Registrant appointed Christopher D. Strachan, Registrant’s Chief Financial Officer, to membership on Registrant’s Board of Directors and appointed Nello Gonfiatini III, Regiatrant’s Chief Operations Officer, to the additional post of Chief Executive Officer.

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. The Corporation acknowledges that the Corporation currently owes to the Mr. Throgmartin the amount of $517,252.06 in principle and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledges that it will pay Mr Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583.33 under certain condition. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500.

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

Regulation and reality

Total demand for marijuana in the United States, including the black market, is around $52.5 billion, according to the estimates. That becomes a very conservative estimate of the size of the market in the United States. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level. If the Federal Government legalized marijuana nationwide, sales might start out around that level, but would likely rise as cannabis gained mainstream acceptance and the market evolved. Eventually, marijuana could surpass cigarette sales with the potential to rival beer in terms of overall sales.

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

In May 2019, Colorado Governor Polis signed into law House Bill 19-1090. It is generally referred to as the "Public Company" bill because it allows public companies to own Colorado marijuana licenses for the first time. This law went into effect on November 1, 2019.

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

What we accomplished since 2018

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

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) - Sold	4,500 sq.	Seattle	WA

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2019	September 30, 2018	$	%
Revenues
Net rental revenue	$388,218	$405,662	$(17,444)	-4%
Rental expense	(280,613)	(289,155)	8,542	-3%
Gross profit	107,605	116,507	(8,902)	-8%
General and administrative expenses	349,608	629,421	(279,813)	-44%
Selling expense	12,269	19,616	(7,347)	-37%
Depreciation expense	—	150,572	(150,572)	-100%
Loss from operations	$(254,272)	$(683,102)	$428,830	-63%

Revenues.  For the three months ended September 30, 2019 and 2018, the Company leased three facilities to licensees in Colorado. Total revenue for the three months ended September 30, 2019 was $388,218, as compared to $405,662 for the three months ended September 30, 2018, a decrease of $17,444, because we sold the lease right of Washington location.

Gross profit.    Rental revenue for the periods ended September 30, 2019 decreased over the prior three months ended September 30, 2018, resulting in a decrease of gross profit of $8,902.

General and administrative expense.    Our general and administrative expenses for the three months ended September 30, 2019 were $349,608, compared to $629,421 for the three months ended September 30, 2018. The decrease is primarily due to reduction of management compensation in 2019.

Selling expense.    Our selling expenses for the three months ended September 30, 2019 were $12,269, compared to $19,616 for the three months ended September 30, 2018.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2019	September 30, 2018	$	%
Other income (expense)
Other income (expense)	$145	$104	$41	39%
Interest expense	(856,017)	(847,741)	(8,276)	1%
Loss on debt issuance	—	(2,883,659)	2,883,659	-100%
Write off account receivable	—	(23,966)	23,966	-100%
Extinguishment of debt	88,063	18,165	69,898	385%
Change in derivative liabilities	2,467,245	(603,021)	3,070,266	-509%
Change in value of warrants	1,038	7,810	(6,772)	-87%
Total other income (loss)	$1,700,474	$(4,332,308)	$6,032,782	-139%

The Net Other Income was the effect of the decrease in market value of the Company’s stock had on the derivative liability of $4,892,629 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

After rental expense the gross margins on the lease were as follows:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2019	September 30, 2018	$	%
Revenues
Net rental revenue	$1,257,255	$1,068,462	$188,793	18%
Rental expense	(858,136)	(843,010)	(15,126)	2%
Gross profit	399,119	225,452	173,667	77%
General and administrative expenses	1,272,086	1,837,240	(565,154)	-31%
Selling expense	42,406	42,955	(549)	-1%
Depreciation expense	139,595	428,602	(289,007)	-67%
Loss from operations	$(1,054,968)	$(2,083,345)	$1,028,377	-49%

Revenues.    For the nine months ended September 30, 2019 and 2018, the Company leased three facilities to licensees in Colorado and one in Washington. Total revenue for the nine months ended September 30, 2019 was $1,257,255, as compared to $1,068,462 for the nine months ended September 30, 2018, an increase of $188,793, due to increased collectability from subtenants in 2019. On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the lease right of Seattle location.

Gross profit.    Rental revenue for the periods ended September 30, 2019 increased over the prior nine months ended September 30, 2018, resulting in an increase of gross profit of $173,667, due to increase of revenue in 2019.

General and administrative expense.    Our general and administrative expenses for the nine months ended September 30, 2019 were $1,272,086, compared to $1,837,240 for the nine months ended September 30, 2018. The decrease is primarily due to reduction of management compensation in 2019.

Selling expense.    Our selling expenses for the nine months ended September 30, 2019 were $42,406, compared to $42,955 for the nine months ended September 30, 2018.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2019	September 30, 2018	$	%
Other income (expense)
Other income (expense)	$217	$2,938	$(2,721)	-93%
Interest expense	(2,468,228)	(1,880,808)	(587,420)	20%
Loss on debt issuance	—	(2,883,659)	2,883,659	-100%
Write off of accounts receivable	—	(23,966)	23,966	-100%
Gain on sale of lease	534,649	—	534,649	N/A
Extinguishment of debt	218,196	47,918	170,278	-100%
Change in derivative liabilities	1,873,119	2,608,996	(735,877)	-28%
Change in value of warrants	15,114	180,268	(165,154)	-92%
Total other income (loss)	$173,067	$(1,948,313)	$(2,121,380)	-109%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $4,892,629 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2019	September 30, 2018	$	%
Net Cash used in operating activities	$(424,519)	$(1,131,930)	$707,411	-62%
Net Cash provided by financing activities	726,000	1,083,353	(357,353)	-33%
Net Increase (decrease) in Cash	301,481	(48,577)	350,058	-721%
Cash - beginning of period	60,437	158,702	(98,265)
Cash - end of period	$361,918	$110,125	$251,793	229%

Operating Activities.     For the nine months ended September 30, 2019, the net cash used of $424,519 was a decrease over the same period of the prior year of $1,131,930. The loss from operations after non-cash adjustments increased by $801,104 over the prior year, offset by a decrease in net assets and liabilities of $93,693.

Investing Activities.    There were no investing activities for the nine months ended September 30, 2019.

Financing Activities.    During the nine months ended September 30, 2019, $862,725 in proceeds were from convertible notes, debt cost was $16,225 and repayment of convertible notes payable was $120,500. For the nine months ended September 30, 2018, $903,750 in proceeds were from convertible notes payable, $250,000 were from notes payable, $20,872 were from sale of common stock, debt cost was $16,000 and repayment of convertible notes payable was $75,269.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of September 30, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of September 30, 2019:

1.	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of the Company’s failure to have written documentation of its internal controls and procedures on its assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of the Company’s failure to have segregation of duties on the Company’s assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

These factors represent material weaknesses in the Company’s internal controls over financial reporting. Although the Company believes the possibility of errors in its financial statements is remote and expects to continue to use a third party accountant to address shortfalls in staffing and to assist the Company with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as the Company hires a full time principal financial officer and expands its staff with qualified personnel, the Company expects to continue to report material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, $767,533 of notes and $47,165 of accrued interest was converted into 36,938,746 shares of common stock.

During three months ended September 30, 2019, we issued 1,478,693 shares of common stock, valued at $23,335, for services.

During three months ended September 30, 2019, we issued 3,632,972 shares of common stock to various related parties, valued at $39,200, for services

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 18, 2019	By:	/s/ Nello Gonfiatini III
Nello Gonfiatini III, Chief Executive Officer
(Principal Executive Officer)

