Form 10-K
period 2019-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2020-06-02
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of May 26, 2020, the registrant had 130,247,932 shares issued and outstanding.

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

Unless otherwise provided in this Annual Report, references to the “Company,” “Diego,” “we,” “us” and “our” refer to Diego Pellicer Worldwide, Inc.

Explanatory Note

Diego Pellicer Worldwide, Inc. (the “Company”) disclosed in its Form 8-K filed on March 30, 2020 that it would be relying on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership (as superseded by the order dated March 25, 2020) delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were due to the circumstances related to COVID-19. COVID-19-related shelter-in-place orders and office closures severely affected transportation and limited access to the facilities of the Company and staff. This resulted in disruptions to the Company’s staff which delayed our ability to complete our audit and the Company’s ability to prepare the Report. The Company was unable, without unreasonable effort or expense, to file its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) by the May 29, 2020 extended deadline (which is 60 days from the Report’s original filing deadline of March 30, 2020).

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

The Company's first phase strategy is to lease and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego's first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The Company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company's values and strictly complies with state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant's operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

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

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego's option, and upon changes to federal law , introduces our second value proposition-ownership of operations in an industry that is projected to exceed $8 billion by 2019.

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

What we accomplished in 2019

2019 was a time of continued growth and a change of focus for the Company. An effective and experienced team was assembled from within our operators to develop our newly formed management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and to begin the expansion into different markets in the US. Much of the Company’s debt was renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

New markets were explored. Three facilities continued to see year upon year increases in revenues, which lead to increased rental revenue cash-flow to the Company. In 2019, Diego focused on our Colorado operations, and divested itself from the Washington tenant, citing restrictive rules and regulations for public company involvement in any part of the Washington State marijuana industry. Diego received revenues from three Colorado facilities, and the first quarter for our Washington store. Diego now had four facilities generating rent in 2019 for the year and we have actively been expanding in the Colorado markets with potential acquisitions for our tenants, and our management company. The tenants growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2019 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) - Sold	4,500 sq.	Seattle	WA

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location provided $550,000 in capital and executive resources for expansion which the company allocated to its efforts in a new location and cannabis grow facilities in Colorado. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The retail facilities have shown steady growth in sales since their opening. The three Colorado properties were subleased to a single entity. The Company is currently is exploring the acquisition of this entity.

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

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The retail and medical marijuana industry brought in an estimated $39 - $48 billion of economic impact in 2019 just in the USA. By 2023, we expect the potential for the industry to surpass $100 billion in annual economic benefit.

Estimates for economic impact are based on an impact multiplier of 3.5. This means that for every $1 a consumers spend at dispensaries or recreational stores, another $2.50 in economic benefit will be created in the cities, states and ultimately the nation.

Here are some of the factors in this overall economic impact:

•	The launch of new businesses
•	Hundreds of millions of dollars in state and local taxes
•	Real estate investments
•	Visiting tourists spending money to legally consume
•	Marijuana employees circulating earnings back into the economy

Overall the marijuana labor market has increased about 34% over last year with marijuana industry supporting about 175,000-215,000 employees. A majority of this growth has come in California, which is the next market Diego is focusing it’s attention on acquisitions, and branding agreements. In 2019, marijuana employment surpassed that of the technology industry of web developers and is fast approaching the number of clergy in the USA.

The continued growth in the cannabis market, including legalizing the growing and retailing of hemp based products has boosted the rapid growth in employees and retail sales. The industry is expected to add more than 235,000 full-time jobs between now and 2023 with compounding annual growth rates of 22% and should lead to over 475,000 jobs by 2023.

CHART: U.S. Cannabis Industry Full-Time Employment Estimates: 2019-2023

U.S. Cannabis Industry Full-Time Employment Estimates: 2018 - 2023
Total Number Of Jobs In Cannabis Industry
500K
400K
300K
200K
100K
0K
130,000 - 160,000
175,000 - 215,000
245,000 - 295,000
300,000 - 370,000
345,000 - 425,000
385,000 - 475,000
2018
2019
2020
2021
2022
2023

Note: Cannabis industry employment figures calculated using number of full-time equivalent workers that support the marijuana industry.
Source: 2019 Marijuana Business Factbook
© 2019 Marijuana Business Daily, a division of Anne Holland Ventures Inc. All rights reserved.

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

As more states continue to legalize medical and recreational marijuana sales, an ever increasing number of adults are introduced, or re-introduced to the product. Continued research into the benefits of CBD derived from both the Marijuana and hemp plants, has catapulted the cannabis industry into the mainstream media. Legal sales of recreational and medical marijuana reached about $8.6 - $10 billion in sales for 2018, about twice that spent on tobacco cigarettes. It is estimated that total demand for cannabis including legally produced product is in excess of $50 - $60 billion

By 2023, we project total retail and medical marijuana sales in the United States will reach approximately $28 billion annually - more than a threefold increase from estimated annual sales in 2017. Our estimates account for the fact that more states will likely legalize medical or adult-use marijuana in the coming years - though it's difficult to predict when that will happen and how big those markets will be. Using a range of estimates that incorporate several factors - such as the likelihood of a given state passing a legalization measure, the size of the customer/patient base and time frame for the launch of sales - helps account for this uncertainty. Our approach is refined over time as more information becomes available.

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

Table 4: Financial Benchmark-millions

	Market Cap at 5/28/2020		Most Recent Revenue	Cost of Revenue	Gross Margin %	Net Profit	For the year ended
General Cannabis Corp(CANN)	$21.60	M	$3,666	$2,467	33%	$(12,462)	12/31/2019

Mountain High Acquisitions Corp. (MYHI)	3.35	M	141	0	100%	(5,434)	3/31/2019

Innovative Industrial Properties, Inc.(IIPR)	1,461.32	M	44,667	1,315	97%	(23,475)	12/31/2019

M J Holdings Inc.(MJNE)	11.83	M	8	10	N/A	(5,007)	12/31/2018

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of the date of this Report, there are outstanding options and warrants to purchase 374,305 shares of common stock of the Registrant.

The table below sets forth the range of quarterly high and low closing sales prices for its common stock for 2019 and 2018. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ended December 31, 2019
First Quarter	$0.02	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.12	$0.05

	High	Low
Year ended December 31, 2018
First Quarter	$1.80	$0.58
Second Quarter	$0.50	$0.17
Third Quarter	$0.24	$0.11
Fourth Quarter	$0.25	$0.02

Record Holders

As of April 30, 2020, there were approximately 201 shareholders of record holding a total of 127,693,963 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Unregistered Sale of Equity Securities

During the year ended December 31, 2019, $842,712 of notes and $60,627 of accrued interest was converted into 48,684,667 shares of common stock.

We issued 4,987,610 shares of common stock, valued at $170,348, for services.

We issued 24,566,400 shares of common stock, valued at $732,029, for related party services.

During the year ended December 31, 2019, 8,071,000 shares were issued for cashless warrant exercise.

During the year ended December 31, 2019, we issued 5,000 shares for $2,648, which were authorized in prior period.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-K This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those under sections in the financial statements and footnotes included in the Company’s Form 10-K filed on June 2, 2020 for the year ended December 31, 2019. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

2018 was a year of growth for Diego Pellicer Worldwide. All tenants were open and generating lease revenue. The tenants were showing steady revenue increases and operating improvements. The business model was being proven. The brand name was getting national recognition and garnered the “Most Valuable Brand of the Year” at the 2018 National Cannabis Business Awards beating out tough national competition including MedMen™, The Clinic, Lightshade and Olio. Diego was also honored as the “Best Retail Center” for the second year in a row, defeating other highly regarded names including LiveWell, The Clinic, The Green Solutions, Euflora and Kind Love.

2019 was a time of continued growth and a change of focus for the Company. An effective and experienced team was assembled from within our operators to develop our newly formed management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and to begin the expansion into different markets in the US. Much of the Company’s debt was renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

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

There are 9,397 active licenses for marijuana businesses in the U.S., according to Ed Keating, chief data officer for Cannabiz Media, which tracks marijuana licenses. This includes cultivators, manufacturers, retailers, dispensaries, distributors, deliverers and test labs. Now 306 million Americans live in a jurisdiction that has legalized some form of cannabis use.3    BDS Analytics estimates that the industry paid $1 billion in state taxes in 2016 and owes another $1.4 billion for 2017.4

1    “Illegal Pot Sales Topped $46.4 Billion in 2016, and that’s Good News for Marijuana Entrepreneurs,” Inc., January 17, 2017, Will Yakowicz.

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

The Company's first phase strategy is to acquire or lease and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego's first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The Company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company's values and strictly complies with state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant's operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

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

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego's option, and upon changes to federal law ,, introduces our second value proposition-ownership of operations in an industry that is projected to exceed $8 billion by 2019.

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

What we accomplished in 2019

2019 was a time of continued growth and a change of focus for the Company. An effective and experienced team was assembled from within our operators to develop our newly formed management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and to begin the expansion into different markets in the US. Much of the Company’s debt was renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

New markets were explored. Three facilities continued to see year upon year increases in revenues, which lead to increased rental revenue cash-flow to the Company. In 2019, Diego focused on our Colorado operations, and divested itself from the Washington Tenant, citing restrictive rules and regulations for public company involvement in any part of the Washington State marijuana industry. Diego received revenues from three Colorado facilities, and the first quarter for our Washington store. Diego now had four facilities generating rent in 2019 for the year and we have actively been expanding in the Colorado markets with potential acquisitions for our tenants, and our management company. The tenants growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2019 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) - Sold	4,500 sq.	Seattle	WA

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location provided $550,000 in capital and executive resources for expansion which the company allocated to its efforts in a new location and cannabis grow facilities in Colorado. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The retail facilities have shown steady growth in sales since their opening. The three Colorado properties were subleased to a single entity. The Company is currently is exploring the acquisition of this entity.

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

RESULTS OF OPERATIONS

Year ended December 31, 2019 compared to year ended December 31, 2018

After rental expense the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2019	December 31, 2018	$	%
Revenues
Net rental revenue	$1,646,369	$1,456,939	$189,430	13%
Rental expense	(1,189,352)	(1,130,135)	(59,217)	5%
Gross profit	457,017	326,804	130,213	40%
General and administrative expenses	2,521,649	2,786,615	(264,966)	-10%
Selling expense	52,605	66,511	(13,906)	-21%
Depreciation expense	139,595	498,400	(358,805)	-72%
Loss from operations	$(2,256,832)	$(3,024,722)	$767,890	-25%

Revenues.  For the year ended December 31, 2019 and 2018, the Company leased three facilities to licensees in Colorado. The year ended December 31, 2019 is the beginning of the second year of operations for these licensees. Diego, however, is still forbearing on the partial premium rents contractually due from the tenant as a result of the cost of leasehold improvements and the deferral of preopening rents. These will become recorded as revenue when the Company considers the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. This is a significant event for the Company. As a result, total revenue for the year ended December 31, 2019 was $1,646,369, as compared to $1,456,939 for the year ended December 31, 2018, an increase of $189,430.

Gross profit.  Rental revenue for the periods ended December 31, 2019 increased over the prior year ended December 31, 2018, resulting in a gross profit of $457,017.

General and administrative expense.  Our general and administrative expenses for the year ended December 31, 2019 were $2,521,649, compared to $2,786,615 for the year ended December 31, 2018. The decline of $264,966 was largely attributable a reduction in executive stock compensation and consulting fees during year ended December 31, 2019.

Selling expense.  Our selling expenses for the year ended December 31, 2019 were $52,605, compared to $66,511 for the year ended December 31, 2018. The decline of $13,906 was due to reduction of services used related to selling and marketing

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2019	December 31, 2018	$	%
Other income (expense)
Other income (expense)	$153,782	$2,984	$150,798	5054%
Interest expense	(3,184,951)	(2,758,160)	(426,791)	15%
Loss on debt issuance	—	(2,892,033)	2,892,033	-100%
Write off of accounts receivable	—	(23,966)	23,966	-100%
Gain on sale of lease	534,649	—	534,649	N/A
Extinguishment of debt	218,196	121,217	96,979	80%
Change in derivative liabilities	1,948,643	1,493,962	454,681	30%
Change in value of warrants	15,609	175,774	(160,165)	-91%
Total other income (loss)	$(314,072)	$(3,880,222)	$3,566,150	-92%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $5,024,321 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the year ended December 31, 2019 were $153,782, compared to $2,984 for the year ended December 31, 2018. The increase of $150,798 was due to income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2019	December 31, 2018	$	%
Net Cash provided (used) in operating activities	$(1,183,991)	$(1,201,618)	$17,627	-1%
Net Cash used in investing activities	550,000	—	550,000	N/A
Net Cash used in financing activities	891,000	1,103,353	(212,353)	-19%
Net Increase in Cash	257,009	(98,265)	355,274	-362%
Cash - beginning of period	60,437	158,702	(98,265)
Cash - end of period	$317,446	$60,437	$257,009	425%

Operating Activities.   For the year ended December 31, 2019, the net cash used of $1,183,991 was an increase over the same period of the prior year of $1,201,618. The loss from operations after non-cash adjustments increased by $243,975 over the prior year, and an increase in net assets and liabilities of $261,602.

Investing Activities.  For the year ended December 31, 2019, proceeds from sale of Seattle lease was $550,000. There was no investing activities for the year ended December 31, 2018.

Financing Activities.  During the year ended December 31, 2019, $897,725 in proceeds were from convertible notes payable and $130,000 from the sale of preferred stock. Payments of convertible notes payable was $120,500 and debt cost was $16,225. For the year ended December 31, 2018, $1,173,750 in proceeds were from convertible notes payable and $20,872 from the sale of common stock. Payments of convertible notes payable was $135,000 and debt cost was $16,000. In 2020, we raised $117,000 from sales of preferred stocks.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Management reviews critical accounting estimates on an ongoing basis and as needed prior to the release of annual financial statements. See also Note 2 to our consolidated financial statements, which discusses the significant assumptions used in applying accounting policies.

Revenue recognition

In accordance with ASC 842, Leases , the Company recognizes rent income on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable.

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

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures since the Company is primarily a lessor for revenue purposes and recognizes rent income under ASC 842, Leases.

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

Recent accounting pronouncements.

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of $4,069,296 and corresponding lease liabilities of $4,151,427 as of January 1, 2019 for leases classified as operating leases. In addition, the deferred rent liability as of January 1, 2019, was reclassified as a reduction in the ROU assets. Topic 842 also applies to the Company's sub-lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its sub-lease agreements.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Diego Pellicer Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”), as of December 31, 2018 , and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the year ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor form 2017 till 2018

/s/ RBSM LLP

RBSM LLP

 Larkspur, CA

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Diego Pellicer Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”) as of December 31, 2019, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company CPAs
We have served as the Company's auditor since 2019.
Irvine, CA
June 2, 2020

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets

Current assets:
Cash and cash equivalents	$317,446	$60,437
Accounts receivable	391,273	148,859
Prepaid expenses	12,111	54,170

Total current assets	720,830	263,466

Property and equipment, net	—	139,595
Other receivables	788,177	344,761
Security deposits	150,000	270,000
Right of Use Assets	3,009,163	—

Total assets	$4,668,170	$1,017,822

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$514,196	$612,580
Accrued payable - related party	1,293,238	414,106
Accrued expenses	587,707	354,121
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	2,352,530	1,173,319
Deferred rent	—	178,210
Derivative liabilities	5,024,321	6,000,830
Contingent liabilities	—	257,910
Lease Liabilities	676,336	—
Warrant liabilities	967	16,576

Total current liabilities	10,723,656	9,282,013

Lease Liabilities, net of current portion	2,299,152	—

Total liabilities	13,022,808	9,282,013

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 140,000 and nil shares issued and outstanding, net of discount of $131,250 and $0, respectively,	8,750	—

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 113,926,332 and 28,287,414 shares issued, respectively	114	28
Additional paid-in capital	43,478,139	40,378,973
Stock to be issued	127,261	710,838
Accumulated deficit	(51,968,902)	(49,354,030)

Total deficiency in stockholders' equity	(8,363,388)	(8,264,191)

Total liabilities and deficiency in stockholders' equity	$4,668,170	$1,017,822

The accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenues
Net rental revenue	$1,646,369	1,456,939
Rental expense	(1,189,352)	(1,130,135)
Gross profit	457,017	326,804

Operating expenses:
General and administrative expenses	2,521,649	2,786,615
Selling expense	52,605	66,511
Depreciation expense	139,595	498,400
Loss from operations	(2,256,832)	(3,024,722)

Other income (expense)
Other income (expense)	153,782	2,984
Interest expense	(3,184,951)	(2,758,160)
Gain on sale of lease	534,649	—
Loss on debt issuance	—	(2,892,033)
Write off of accounts receivables	—	(23,966)
Extinguishment of debt	218,196	121,217
Change in derivative liabilities	1,948,643	1,493,962
Change in value of warrants	15,609	175,774
Total other expense, net	(314,072)	(3,880,222)

Provision for taxes	—	—
Net loss	(2,570,904)	(6,904,944)
Deemed dividend on preferred stock	(43,968)	—
Net loss attributable to common stockholders	$(2,614,872)	$(6,904,944)

Loss per share - basic	$(0.04)	$(0.45)
Loss per share - diluted	$(0.04)	$(0.45)

Weighted average common shares outstanding - basic	59,828,096	15,301,015
Weighted average common shares outstanding - diluted	59,828,096	15,301,015

The accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For the Years Ended December 31, 2019 and 2018

	Redeemable Convertible Preferred Stock		Common Stock		Preferred Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2017	—	$—	7,128,849	$7	—	$—	$34,422,474	$(42,449,086)	$2,397,218	$(5,629,387)
Sale of common stock	—	—	41,054	—	—	—	19,770	—	1,102	20,872
Issuance of common shares for services	—	—	1,780,074	2	—	—	1,045,569	—	(427,039)	618,532
Issuance of common shares for services - related parties	—	—	5,041,044	5	—	—	2,108,064	—	(1,295,342)	812,727
Common stock issued upon conversion of notes payable	—	—	16,172,750	16	—	—	2,771,543	—	143,020	2,914,579
Fair value of warrants and options granted for services	—	—	—	—	—	—	279,528	—	—	279,528
Shares Issued to settle accounts payable	—	—	75,000	—	—	—	47,254	—	—	47,254
Issuance of common shares for inducement of lease extension	—	—	125,000	—	—	—	20,500	—	—	20,500
Security shares	—	—	40,500	—	—	—	—	—	—	—
Shares cancelled for convertible note	—	—	(2,116,857)	(2)	—	—	(335,729)	—	(108,121)	(443,852)
Net loss	—	—	—	—	—	—	—	(6,904,944)	—	(6,904,944)
Balance - December 31, 2018	—	—	28,287,414	28	—	—	40,378,973	(49,354,030)	710,838	(8,264,191)
Sale of common stock	—	—	5,000	—	—	—	2,648	—	(2,648)	—
Issuance of common shares for services	—	—	4,987,610	5	—	—	481,179	—	(310,836)	170,348
Issuance of common shares for services - related parties	—	—	24,566,400	25	—	—	977,200	—	(245,196)	732,029
Common stock issued upon conversion of notes payable	—	—	48,684,667	48	—	—	1,583,887	—	(133,018)	1,450,917
Shares cancelled for convertible note	—	—	(675,759)	—	—	—	(108,121)	—	108,121	—
Cashless warrant exercise	—	—	8,071,000	8	—	—	(8)	—	—	—
Series C preferred stock issued for cash, net of costs and discounts	140,000	—	—	—	—	—	—	—	—	—
Accretion of conversion feature on Series C preferred stock		8,750	—	—	—	—	—	(8,750)		(8,750)
Fair value of warrants and options granted for services	—	—	—	—	—	—	162,381	—	—	162,381
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(35,218)	—	(35,218)
Net loss	—	—	—	—	—	—	—	(2,570,904)	—	(2,570,904)
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	—	$—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)

The accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss	$(2,570,904)	$(6,904,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	139,595	498,400
Impairment	—
Change in fair value of derivative liability	(1,948,643)	(1,493,962)
Change in value of warrants	(15,609)	(175,774)
Write off of inventory	—	(23,966)
Write off of accounts receivable	—	23,966
Amortization of debt related costs	2,833,612	2,518,134
Extinguishment of debt	(218,196)	(121,217)
Loss on debt issuance	—	2,892,033
Stock-based compensation	1,014,756	1,731,267
Gain on sale of lease	(534,649)	—
Changes in operating assets and liabilities:
Accounts receivable	(222,414)	45,784
Inventory	—	8,979
Prepaid expenses	42,059	(32,549)
Other assets	(463,416)	(294,761)
Accounts payable	(98,385)	23,069
Accrued liability - related parties	879,132	83,262
Accrued expenses	294,217	(163,581)
Lease liabilities	(107,236)	(73,668)
Contingent liabilities	(207,910)	257,910

Cash used in operating activities	(1,183,991)	(1,201,618)

Cash flows from investing activities:
Proceeds from sale of lease	550,000	—

Cash provided by investing activities	550,000	—

Cash flows from financing activities:
Debt costs	(16,225)	(16,000)
Proceeds from convertible notes payable	897,725	1,173,750
Repayments of convertible notes payable, net	(120,500)	(75,269)
Repayments of notes payable	—	—
Proceeds from sale of preferred stock, net	130,000	—
Proceeds from sale of common stock	—	20,872

Cash provided by financing activities	891,000	1,103,353

Net increase (decrease) in cash	257,009	(98,265)
Cash, beginning of period	60,437	158,702
Cash, end of period	$317,446	$60,437

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$842,712	$1,019,933
Accrued interest converted to stock	$60,627	$78,107
Value of common stock to be issued for conversion of notes and accrued interest	$—	$168,862
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$891,922	$1,807,899
Accounts payable and accrued expenses paid with common stock	$50,000	$165,474
Note issue discount	$905,500	$—
Leasehold improvements paid by tenant	$—	$228,866
Debt issuance costs deducted from proceeds of notes	$16,225	$35,250

The accompanying notes are integral to these consolidated financial statements

Diego Pellicer Worldwide, Inc.

December 31, 2019 and 2018

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

The properties generating rents in 2019 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) - Sold	4,500 sq.	Seattle	WA

The Company’s three properties are leased to Royal Asset Management, LLC (“Royal Asset Management”). Royal Asset Management opened the Diego Denver branded flagship store in February 2017. This store known as “Diego Colorado”. The retail facilities have shown steady growth in sales since its opening. For the other two properties subleased, Royal Asset Management uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently is exploring the acquisition of this entity, and the parties are in negotiation.

In regards to the Seattle property, on May 6, 2019, the Company entered into an agreement with a third party, and sold the Seattle leased location. The sale provided $550,000 in capital and executive resources for expansion which the company allocated to its efforts in a new location and cannabis grow facilities in Colorado.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, the collectability of accounts receivable and other receivables (See Note 6), valuation of right of use assets and lease liabilities and deferred taxes and related valuation allowances.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,024	$5,024
Stock warrant liabilities	—	—	1	1
	$—	$—	$5,025	$5,025

As of December 31, 2018	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$6,001	$6,001
Stock warrant Liabilities	—	—	17	17
	$—	$—	$6,018	$6,018

Derivative liabilities and stock warrant liberties were valued use Binomial Option Pricing Model in calculating the embedded conversion features for the year ended December 31, 2019 and Black-Scholes Option Pricing Model in calculating the embedded conversion features and current liabilities for the year ended December 31, 2018.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company's accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

In accordance with ASC 842, Leases , the Company recognizes rent income on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable.

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

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures since the Company is primarily a lessor for revenue purposes and recognizes rent income under ASC 842, Leases.

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

Advertising

During the year ended December 31, 2019 and 2018, advertising expense was $52,605 and $66,511, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 631,737,597 and 60,158,160 common stock equivalents at December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Recent accounting pronouncements.

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of $4,069,296 and corresponding lease liabilities of $4,151,427 as of January 1, 2019 for leases classified as operating leases. In addition, the deferred rent liability as of January 1, 2019, was reclassified as a reduction in the ROU assets. Topic 842 also applies to the Company's sub-lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its sub-lease agreements.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,002,826, and has an accumulated deficit of $ 51,968,902 at December 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Property and Equipment

As of December 31, 2019 and December 31, 2018, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	December 31, 2019	December 31, 2018
Leasehold improvements	10 years	515,450	1,082,280
Less: Accumulated depreciation and amortization		(515,450)	(942,685)
Property and equipment, net		$—	$139,595

On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location for $550,000 in cash. The Company plans to allocate to its efforts in a new location and cannabis grow facilities in Colorado. In connection with the that, full amortized leasehold improvements with a historical cost of $566,830 were sold during the sale.

During the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $139,595 and $498,400, respectively.

Note 5 – Other Assets

Security deposits:   Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of December 31, 2019 and December 31, 2018, the remaining balance was $150,000 and $170,000, respectively.

Deposits – end of lease:   These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During 2018, we applied $50,000 deposit against monthly rent. During the year ended December 31, 2019, we adopted ASC Topic 842, Leases, as the result we applied remaining balance of prepaid rent to right of use assets and leases liabilities. As of December 31, 2019 and December 31, 2018, the remaining balance was $0 and $100,000.

Note 6 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases three properties in Colorado to Royal Asset Management. At December 31, 2019, the Company had outstanding receivables from the subleases totaling $391,273, and during 2019 the Company’s subleases with Royal Asset Management accounted for 93% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide Royal Asset Management and affiliates of Royal Asset Management up to aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of December 31, 2019, the outstanding balance of these notes receivable total $1,017,143, including accrued interest of $153,509. The amount presented in our balance sheet is $788,177, which represents the $1,017,143 due to us, less $228,966 that we owe to Royal Asset Management for leasehold improvements. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of Royal Asset Management.

If we do acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us.

Note 7 – Related Party Transactions

As of December 31, 2019 and 2018, the Company has accrued compensation to CEO, CFO and Director in the amount of $155,841, and $414,106, respectively. As of December 31, 2019 and 2018, accrued payable due to former officers were $1,137,397 and $0. For the years ended December 31, 2019 and 2018, total cash-based compensation to related parties was $507,430  and $716,753, respectively. For the years ended December 31, 2019 and 2018, total share-based compensation to related parties was $894,408 and $960,915 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17%-18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 note was also secured by the medical marijuana licenses held by Royal Asset Management.

At December 31, 2019, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at September 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at December 31, 2019 and December 31, 2018, respectively. As of March 31, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of December 31, 2019 and December 31, 2018 the outstanding principal balance of the note was $133,403. As of December 31, 2019, the note was past the maturity date, however the Company has not yet received a default notice.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Binomial Option Pricing Model that resulted in a derivative liability of $4,834,190 at December 31, 2019 and using Black-Scholes Option Pricing Model that resulted in a derivative liability of $6,000,830 at December 31, 2018. All notes accrue interest ranging from 8% to 12% and will mature in 2020.  In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the year ended December 31, 2019. The table below provides the note payable activity for the year ended December 31, 2019, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2019:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,168	$1,173,319	$6,000,830
Issuance of convertible notes	905,500	905,500	—	1,803,495
Conversion of convertible notes	(842,712)	(233,571)	(609,141)	(940,382)
Repayment of convertible notes	(120,500)	(3,659)	(116,841)	(56,197)
Change in fair value of derivatives	—	—	—	(1,973,556)
Amortization	—	(1,905,193)	1,905,193	—
Balance December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190

During the year ended December 31, 2019, the Company entered into several convertible notes in an aggregate amount of $905,500, bearing interest ranging from 10% to 12% per annum.

During the year ended December 31, 2019, $120,500 of notes principal and $14,195 of accrued interest were repaid to a debt holder.

During the year ended December 31, 2019, $842,712 of notes and $60,627 of accrued interest was converted into 48,684,667 shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $159,233, extinguishment of debt discount of $233,571 and reduction of derivative liabilities of $940,382 have been recorded related to these conversions. As of December 31, 2019, several convertible notes in aggregate principal of $217,500 were past their maturity dates, however the Company has not yet received a default notice.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two, long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,558 and $545,607, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. In 2018, the Company has received $220,000 cash proceeds of the additional $700,000 loan. Fair value of 2,774,093 restricted Company common shares were determined in the amount of $443,855 using market price and fair value of the embedded conversion feature were determined in the amount of $3,555,888 using Black Sholes Merton Option Model. As the result of the transaction, the Company recorded $2,892,033 in financing costs, and $2,449,275 as debt discount during year ended December 31, 2018. On March 29, 2019, the Company received $100,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $100,000 were determined in the amount of $154,861 using Binomial Option Pricing Model. During year ended December 31, 2019, the Company received $380,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $380,0000 were determined in the amount of $586,710 using Binomial Option Pricing Model. During the year ended December 31, 2019, we recorded $206,710 loss related to financing costs and $380,000 as debt discount.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the year ended December 31, 2019 and Black-Scholes Option Pricing Model in calculating the embedded conversion features and current liabilities for the year ended December 31, 2018.

	December 31, 2019	December 31, 2018
Risk-free interest rates	1.53 – 2.60%	1.89-2.33%
Expected life (years)	0.08 – 1.25	0.03-2.00
Expected dividends	0%	0%
Expected volatility	70-557%	100-233%

Note 10 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On December 16, 2019, Diego Pellicer Worldwide sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, Registrant’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designations provides Registrant with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability of $165,218, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On December 31, 2019, the fair value of the conversion feature was a derivative liability of $190,131, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the year ended Decembers 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the year ended December 31, 2019.

December 31, 2019
Risk-free interest rates	1.58 – 1.66%
Expected life (years)	1.95 – 2.00
Expected dividends	0%
Expected volatility	248-250%

Common Stock

During the year ended December 31, 2019:

During the year ended December 31, 2019, $842,712 of notes and $60,627 of accrued interest was converted into 48,684,667  shares of common stock and 434,783 shares were issued which were authorized as of December 31, 2018. A gain on extinguishment of debt of $159,233, extinguishment of debt discount of $233,571 and reduction of derivative liabilities of $940,382 have been recorded related to these conversions. As of December 31, 2019, 35,844 shares, valued at $35,844 for debt conversion were authorized, but not issued as of December 31, 2019.

We issued 4,987,610 shares of common stock, valued at $170,348, for services. As December 31, 2019, 209,782 shares, valued at $11,598 for services were authorized, but not issued as of December 31, 2019, and included in stock to be issued in the accompanying condensed consolidated balance sheet. In connection with Debt Restructure Agreements dated on July 17, 2018, 675,759 shares of common stock were cancelled, valued at $108,121.

We issued 24,566,400 shares of common stock, valued at $732,029 , for related party services. As December 31, 2019,  3,299,665  shares, valued at $79,817  for services were authorized, but not issued as of December 31, 2019.

During the year ended December 31, 2019, 8,071,000 shares were issued for cashless warrant exercise.

During the year ended December 31, 2019, we issued 5,000 shares for $2,648, which were authorized in prior period.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Balance at December 31, 2018	$16,576
Issuance of warrants	—
Change in fair value during period	(15,609)
Balance at December 31, 2019	$967

The following assumptions were used in calculations of the Binomial Option Pricing Model for the periods ended December 31, 2019 and the Black-Scholes Option Pricing Model in calculating the embedded conversion features and current liabilities for the periods ended December 31, 2018.

	December 31, 2019	December 31, 2018
Annual dividend yield	0%	0%
Expected life (years)	0.42 – 8.13	1.67 – 8.9
Risk-free interest rate	1.56 – 2.40%	2.52 – 3.05%
Expected volatility	165 - 318%	188 - 230%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	263,866	$12.04	3.62
Exercised	(12,500)	2.95	2.55
Expired	(39,540)	20.00	-
Balance outstanding, December 31, 2019	211,826	$10.08	3.51
Exercisable, December 31, 2019	211,826	$10.08	3.51

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant of which 124,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2019, 88,750 shares had been granted, with 10,000 of those shares granted with warrants attached. There remain 35,250 shares available for future grants.

During the years ended December 31, 2019 and 2018, the Company recorded total option expense of $162,381 and $279,528, respectively. Unamortized stock option expense at December 31, 2019 is $86,606, which will be charged to expense in 2020. The aggregate intrinsic value of stock options outstanding at December 31, 2019 is $0.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	294,959	$5.17	7.15
Granted	—	—
Forfeited	(122,480)	5.00	7.09
Balance outstanding, December 31, 2019	172,479	$5.29	5.47
Exercisable, December 31, 2019	162,479	$5.25	5.72

Note 11 – COMMITMENTS AND CONTINGENCIES

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2019 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 4.24 years.

As of December 31, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2020	$985
2021	863
2022	719
2023	733
2024	445
2025 and beyond	45
Total	3,791
Less: amount representing interest	(816)
Present value of future minimum lease payments	2,975
Less: current obligations under leases	676
Long-term lease obligations	$2,299

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Year ended
December 31, 2019
Operating lease costs	$756,515
Variable rent costs	432,837
Total rent expense	$1,189,352

Right of use assets obtained in exchange for lease liabilities:

Operating lease	$ 4,069,296

As of December 31, 2018, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2019	$1,258
2020	1,099
2021	964
2022	809
2023	801
2024	498
2025	264
Total	$5,693

Other information related to leases is as follows:

	Year ended
	December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,294,653
Weighted-average remaining lease term - operating leases	4.24	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $1,646,369 and $1,456,939 during the years ended December 31, 2019 and 2018, respectively.

These three leases have three to five years terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $20,000-$40,000 plus variable NNN.

As of December 31, 2019, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2020	$1,256
2021	1,079
2022	855
2023	868
2024	550
2025 and beyond	58
Total	$ 4,666

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. This agreement provided that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. The CEO received an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. One other executive received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the year ended December 31, 2019, the Company accrued compensation expense of approximately $593,000 on 20,782,014 shares of common stock, of which 19,494,887 were issued, under these agreements.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250 , based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the year ended December 31, 2019, $9,450 were paid under this agreement. As of December 31, 2019, the outstanding balance was $196,800, and is included in Accrued payable – related party in the accompanying Consolidated Balance Sheet.

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

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252.06 in principle and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583.33 under certain condition, which the Company accrued in full as the date of Mr Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500.

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended December 31, 2019 and for the year ended December 31, 2018 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Statutory federal income tax rate	(21)%	(21)%
State income tax, net of federal benefits	(5)%	(5)%
Change in federal tax rate	—%	—%
Change in valuation allowance	26%	26%
Income tax provision (benefit)	—%	—%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$—	$—
Deferred	479,000	278,000
State
Current	—	—
Deferred	105,000	51,775
Change in valuation allowance	(584,000)	(329,775)
Income tax provision (benefit)	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net operating loss carry forwards	$(6,413,626)	$(5,934,619)
Warrants issued for services	1,417,025	1,232,477
Impairment of investment	111,662	311,365
Depreciation	101,728	95,159
Interest expense on convertible notes	2,140,769	2,034,683
Change in fair value of derivative liability
Total gross deferred tax asset/liabilities	(2,642,442)	(2,260,935)
Valuation allowance	2,642,442	2,260,935
Net deferred taxes	$—	$—

As of December 31, 2019, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $30,541,077. These NOLs can be carried forward indefinitely and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 13 – Subsequent Events

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were available for issuance are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

During Q1 2020, $89,000 of notes and $6,282 of accrued interest was converted into 13,767,631 shares of common stock.

On May 13, 2020, the company issued 2,049,386 shares of common stock to a former officer per separation agreement.

On May 13, 2020, the company issued 504,583 shares of common stock to Mr. Strachan for services rendered.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of the date of this Annual Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue due to lack of available capital. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2019 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position
Nello Gonfiatini III	62	Chief Executive Officer, Director
Christopher Strachan	56	Chief Financial Officer

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

Item 11. Executive Compensation

The following table shows for the period ended December 31, 2019, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Nello Gonfiatini III – CEO/COO	2019	Accrued	$182,500	-	-	253,143	$435,643
		Paid	$142,075	-	-	-	$142,075
	2018	Accrued	$90,000	-	-	271,380	$361,380
		Paid	$58,750	-	-	-	$58,750

Christopher Strachan - CFO	2019	Accrued	$81,600	-	-	134,786	$216,386
		Paid	$72,800	-	-	-	$72,800
	2018	Accrued	$74,200	-	-	205,068	$279,268
		Paid	$67,200	-	-	-	$67,200

Employment and Director Agreements

On February 8, 2017, Nello Gonifiantini III entered into an agreement with the Company, for the position of Chief Executive Officer. The Company agree to pay (i) a salary at a minimum rate of Ninty Thousand Dollars ($90,000.00) per annum for the period beginning on the effective date through the January 31, 2022, (ii) an annual performance bonus to be determined by the corporation’s board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to seven and one-half (7.5%) percent of the Corporation’s outstanding common shares (the “Executive Ownership Position”).

On October 29, 2019, Registrant appointed Christopher D. Strachan, Registrant’s Chief Financial Officer, to membership on Registrant’s Board of Directors and appointed Nello Gonfiatini III, Regiatrant’s Chief Operations Officer, to the additional post of Chief Executive Officer.

On November 1, 2019, Nello Gonifiantini III entered into a restated agreement with the Company. The Company agree to pay (i) a salary at a minimum rate of Two Hundred Forty Thousand Dollars ($240,000.00) per annum for the period beginning on the effective date through the October 31, 2024, (ii) an annual performance bonus to be determined by the corporation’s board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to ten (10%) percent of the Corporation’s outstanding common shares (the “Executive Ownership Position”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 2, 2020, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
Nello Gonfiantini	10,451,420	8.0%
Christopher Strachan	7,803,583	6.0%
All directors and officers as a group (2 people)		14.0%
5% Shareholders
Ron Throgmartin	12,517,702	9.6%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 6160 Plumas Street, Suite 100, Reno, Nevada 89519..

(2)	Based on 130,247,932 shares of common stock issued and outstanding as of June 2, 2020.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed or expect to be billed approximately $120,000 and $0 for professional services rendered for the audit and quarterly reviews of our financial statements by Hall & Company.

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $72,500 and $57,500 for professional services rendered for the audit and quarterly reviews of our financial statements by RBSM LLP.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Sponsor Agreement (1)
10.2	Animas Canada Sponsorship Agreement dated April 9, 2012 (2)
23.1	Consent of Independent Registered Public Accounting Firm – Hall & Company CPAs
23.2	Consent of Independent Registered Public Accounting Firm - RBSM LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on July 1, 2013.

(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date:June 2, 2020	By:	/s/ Nello Gonfiatini III
Nello Gonfiatini III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nello Gonfiatini III	Chief Executive Officer	June 2, 2020
Nello Gonfiatini III

/s/ Christopher Strachan	Chief Financial Officer	June 2, 2020
Christopher Strachan

