Form 10-Q
period 2020-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2020-07-01
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of July 1, 2020 there were 135,187,691 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$91,225	$317,446
Accounts receivable	465,596	391,273
Prepaid expenses	8,111	12,111

Total current assets	564,932	720,830

Other receivables	997,435	788,177
Security deposits	150,000	150,000
Right of Use Assets	2,844,535	3,009,163

Total assets	$4,556,902	$4,668,170

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$500,593	$514,196
Accrued payable - related party	1,322,538	1,293,238
Accrued expenses	652,062	587,707
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	2,738,465	2,352,530
Derivative liabilities	4,941,435	5,024,321
Lease Liabilities	669,207	676,336
Warrant liabilities	870	967

Total current liabilities	11,099,531	10,723,656

Lease Liabilities, net of current portion	2,122,738	2,299,152

Total liabilities	13,222,269	13,022,808

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 195,800 and 140,000 shares issued and outstanding, net of discount of $167,412 and $131,250, respectively	28,338	8,750

Deficiency in stockholders' equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized,127,693,963 and 113,926,332 shares issued, respectively	128	114
Additional paid-in capital	43,688,457	43,478,139
Stock to be issued	156,290	127,261
Accumulated deficit	(52,538,580)	(51,968,902)

Total deficiency in stockholders' equity	(8,693,705)	(8,363,388)

Total liabilities and deficiency in stockholders' equity	$4,556,902	$4,668,170

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues
Net rental revenue	$384,031	450,015
Rental expense	(290,793)	(280,724)
Gross profit	93,238	169,291

Operating expenses:
General and administrative expenses	267,003	484,155
Selling expense	6,804	13,913
Depreciation expense	—	69,798
Loss from operations	(180,569)	(398,575)

Other income (expense)
Other income (expense)	32,891	42
Interest expense	(667,577)	(771,257)
Extinguishment of debt	1,932	—
Change in derivative liabilities	302,004	957,311
Change in value of warrants	97	(39,422)
Total other income (loss)	(330,653)	146,674

Provision for taxes	—	—
Net loss	(511,222)	(251,901)
Deemed dividend on preferred stock	(58,456)	—
	(569,678)	(251,901)

Income (loss) per share - basic	$(0.00)	$(0.01)
Income (loss) per share - diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	122,673,197	36,793,777
Weighted average common shares outstanding - diluted	122,673,197	36,793,777

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Stockholders' Deficit

For the Three months Ended March 31, 2020 and 2019

	Redeemable Convertible Preferred Stock		Common Stock		Preferred Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	—	$—	28,287,414	$28	$—	$—	$40,405,703	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services			2,847,250	3			364,875		(312,854)	52,024
Issuance of common shares for services - related parties									315,017	315,017
Common stock issued upon conversion of notes payable			12,677,461	13			893,975		(133,018)	760,970
Fair value of warrants and options granted for services							40,595			40,595
Net loss								(251,901)		(251,901)
Balance - March 31, 2019	—	$—	43,812,125	$44	$—	$—	$(41,705,148)	$(49,605,931)	$579,983	$(7,347,486)

	Redeemable Convertible Preferred Stock		Common Stock		Preferred Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	$—	$—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Common Stock payable authorized for services	—	—	—	—			—	—	2,003	2,003
Common Stock payable authorized for services - related parties	—	—	—	—			—	—	27,026	27,026
Fair value of warrants and options granted for services	—	—	—	—			40,595	—		40,595
Common stock issued upon conversion of notes payable and accrued interest	—	—	13,767,631	14			169,723	—		169,737
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—			—	—		—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	19,588	—	—			—	(19,588)		(19,588)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—			—	(38,868)		(38,868)
Net loss	—	—	—	—			—	(511,222)		(511,222)
Balance - March 31, 2020	195,800	$28,338	127,693,963	$128	$—	$—	$43,688,457	$(52,538,580)	$156,290	$(8,693,705)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net income (loss)	$(511,222)	$(251,901)
Adjustments to reconcile net income (loss) to net
Depreciation	—	69,798
Change in fair value of derivative liability	(302,004)	(957,311)
Change in value of warrants	(97)	39,422
Amortization of debt related cost	584,071	519,135
Extinguishment of debt	(1,932)	157,365
Stock based compensation	69,624	357,635
Changes in operating assets and liabilities:
Accounts receivable	(74,323)	(76,011)
Prepaid expenses	4,000	32,194
Deferred rent receivable	—	(178,210)
Other receivables	(209,258)	(8,248)
Accounts payable	(13,603)	(15,437)
Accrued liability - related parties	29,300	61,024
Accrued expenses	70,638	63,412
Lease liabilities	(18,915)	15,562
Contingent liabilities	—	(61,660)

Cash used by operating activities	(373,721)	(233,231)

Cash flows from financing activities:
Debt costs	—	(8,225)
Proceeds from convertible notes payable	100,000	359,725
Repayments of convertible notes payable	(2,500)	—
Proceeds from sale of Preferred Stock, net	50,000	—

Cash provided by financing activities	147,500	351,500

Net increase (decrease) in cash	(226,221)	118,269
Cash, beginning of period	317,446	60,437
Cash, end of period	$91,225	$178,706

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$89,000	$450,212
Accrued interest converted to stock	$6,282	$31,345
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$101,764	$577,340
Accounts payable and accrued expenses paid with common stock	$—	$50,000
Common stock payable authorized for services	$29,029	$—
Debt discount extinguished from note conversion	$25,377	$—
Accrued dividends and accretion of conversion feature on Series C preferred stock	$19,588	$—
Deemed dividends related to conversion feature of Series C preferred stock	$38,868	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

March 31, 2020 and 2019

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

The properties generating rents in 2019 and 2020 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) - Sold in May 2019	4,500 sq.	Seattle	WA

The Company’s three properties in Denver, CO are leased to Royal Asset Management, LLC (“Royal Asset Management”). Royal Asset Management opened the Diego Denver branded flagship store in February 2017. This store known as “Diego Colorado”. The retail facilities have shown steady growth in sales since its opening. For the other two properties subleased, Royal Asset Management uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently is exploring the acquisition of this entity, and the parties are in negotiation.

In regards to the Seattle property, on May 6, 2019, the Company entered into an agreement with a third party, and sold the Seattle leased location. The sale provided $550,000 in capital and executive resources for expansion which the company allocated to its efforts in a new location and cannabis grow facilities in Colorado .

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

The accompanying consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission ("SEC") on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,941	$4,941
Stock warrant liabilities	—	—	1	1
	$—	$—	$4,942	$4,942

As of December 31, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$5,024	$5,024
Stock warrant Liabilities	—	—	1	1
	$—	$—	$5,025	$5,025

Derivative liabilities and stock warrant liberties were valued use Binomial Option Pricing Model in calculating the embedded conversion features for the three months ended March 31, 2020 and the year ended December 31, 2019 .

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

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from January 1, 2019. The adoption of ASU 2016-10 did not have a material impact on the financial statements and related disclosures since the Company is primarily a lessor for revenue purposes and recognizes rent income under ASC 842, Leases.

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

Advertising

During the three months ended March 31, 2020 and 2019, advertising expense was $6,804 and $13,913, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 926,023,386 and 195,518,293 common stock equivalents at March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,534,599, and has an accumulated deficit of $52,538,580 at March 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There are future noncash charges in connection with financing such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 - Property and Equipment

As of March 31, 2020 and December 31, 2019, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated
	Useful Lives	March 31, 2020	December 31, 2019
Leasehold improvements	10 years	515,450	515,450
Less: Accumulated depreciation and amortization		(515,450)	(515,450)
Property and equipment, net		$—	$—

During the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $0 and $69,797, respectively.

Note 5 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases three properties in Colorado to Royal Asset Management. At March 31, 2020, the Company had outstanding receivables from the subleases totaling $465,596, and during the three months ended March 31, 2020, the Company’s subleases with Royal Asset Management accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide Royal Asset Management and affiliates of Royal Asset Management up to aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of March 31, 2020 and December 31, 2019, the outstanding balance of these notes receivable total $1,226,301 and $1,017,143, respectively, including accrued interest of $186,355 and $153,509. The amount presented in our balance sheet is $997,435 and $788,177, which represents the $1,226,301 and $1,017,143 due to us, less $228,966 and $228,966 that we owe to Royal Asset Management for leasehold improvements. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of Royal Asset Management. During the three months ended March 31, 2020, we loaned additional $214,394 and received payment of $38,082 under these contracts.

If we do acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us.

Note 6 – Other Assets

Security deposits:   Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of March 31, 2020 and December 31, 2019, the remaining balance was $150,000 and $150,000, respectively.

Deposits – end of lease:   These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During the year ended December 31, 2019, we adopted ASC Topic 842, Leases, as the result we reclassified  remaining balance of prepaid rent to right of use assets and leases liabilities. As of March 31, 2020 and December 31, 2019, the remaining balance was $0.

Note 7 – Related Party Transactions

As of March 31, 2020 and December 31, 2019, the Company has accrued compensation to CEO, CFO and Director in the amount of $205,141, and $155,841, respectively. As of March 31, 2020 and December 31, 2019, accrued payable due to former officers were $1,117,397 and $1,137,397. For the three months ended March 31, 2020 and 2019, total cash-based compensation to related parties was $90,000 and $48,275, respectively. For the three months ended March 31, 2020 and 2019, total share-based compensation to related parties was $67,621 and $355,612 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr . Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17%-18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 note was also secured by the medical marijuana licenses held by Royal Asset Management.

At March 31, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at September 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of March 31, 2020 and December 31, 2019 the outstanding principal balance of the note was $133,403. As of March 31, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Binomial Option Pricing Model that resulted in a derivative liability of $4,648,746 and $4,834,190 at March 31, 2020 and December 31, 2019, respectively. All notes accrue interest ranging from 8% to 12% and will mature in 2020.  In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the three months ended March 31, 2020. The table below provides the note payable activity for the three months ended March 31, 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	232,013
Conversion of convertible notes	(89,000)	(25,377)	(63,623)	(97,838)
Repayment of convertible notes	(2,500)	—	(2,500)	(3,925)
Change in fair value of derivatives	—	—	—	(315,692)
Amortization	—	(452,058)	452,058	—
Balance March 31, 2020	$3,278,275	$539,810	$2,738,465	$4,648,748

During the three months ended March 31, 2020, the Company entered into a convertible note in an aggregate amount of $103,000 which a twelve months maturity, bearing 12% interest per annum. The note is convertible at 35% discount to the average of the two lowest Volume Weighted Average Prices (VWAPs) during the previous ten (10) trading days to the date of a Conversion Notice. The conversion feature related were determined in the amount of $135,710 using Binomial Option Pricing Model.

During the three months ended March 31, 2020, $2,500 of note principal and $819 of accrued interest were repaid to a debt holder.

During the three months ended March 31, 2020, $89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock. A loss on extinguishment of debt of $1,993, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $97,838 have been recorded related to these conversions. As of March 31, 2020, several convertible notes in aggregate principal of $215,000 were past their maturity dates, however the Company has not yet received a default notice.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Risk-free interest rates	0.11 – 1.58%	1.53 – 2.60%
Expected life (years)	0.25 – 1.00	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	179-214%	70-557%

Note 10 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On December 16, 2019, Diego Pellicer Worldwide sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, Registrant’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designations provides Registrant with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability of $165,218, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On December 31, 2019, the fair value of the conversion feature was a derivative liability of $190,131, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the year ended Decembers 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250. On March 31, 2020, the fair value of the conversion feature was a derivative liability of $210,347, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. During the three months ended March 31, 2020, we recorded $12,639 accretion of discount and $4,343 of accrued dividend. As of March 31, 2020, there were 140,000 shares outstanding and a discount of $118,611.

On March 3, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability of $88,868 valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On March 31, 2020, the fair value of the conversion feature was a derivative liability of $82,342, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the three months ended March 31, 2020, we recorded $2,170 accretion of discount and $436 of accrued dividend. As of March 31, 2020, there were 55,800 shares outstanding and a discount of $53,630.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020	December 31, 2019
Risk-free interest rates	0.23 – 0.71%	1.58 – 1.66%
Expected life (years)	1.70 – 2.00	1.95 – 2.00
Expected dividends	0%	0%
Expected volatility	246-251%	248-250%

Common Stock

During the three months ended March 31, 2020:

$89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock. A loss on extinguishment of debt of $1,993, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $97,838 have been recorded related to these conversions. As of March 31, 2020, 35,844 shares, valued at $35,844 for debt conversion were authorized, but not issued as of March 31, 2020.

As March 31, 2020, 406,160 shares, valued at $13,601 for services were authorized, but not issued as of March 31, 2020. These were classified as shares to be issued at March 31, 2020.

As March 31, 2020,  4,951,781 shares, valued at $106,842 for related party services were authorized, but not issued as of March 31, 2020. These were classified as shares to be issued at March 31, 2020.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

Balance at December 31, 2019	$967
Issuance of warrants	—
Change in fair value during period	(97)
Balance at March 31, 2020	$870

The following assumptions were used in calculations of the Binomial Option Pricing Model for the periods ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020	December 31, 2019
Annual dividend yield	0%	0%
Expected life (years)	0.42-7.4	0.42 – 8.13
Risk-free interest rate	1.60 – 1.83%	1.56 – 2.40%
Expected volatility	189 - 236%	165 - 318%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	211,826	$10.08	3.51
Expired	(23,750)	30.00	-
Balance outstanding, March 31, 2020	188,076	$7.57	3.69
Exercisable, March 31, 2020	188,076	$7.57	3.69

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant of which 124,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of March 31, 2020, 88,750 shares had been granted, with 10,000 of those shares granted with warrants attached. There remain 35,250 shares available for future grants.

During the three months ended March 31, 2020 and 2019, the Company recorded total option expense of $40,595 . Unamortized stock option expense at March 31, 2020 is $46,011, which will be charged to expense in remaining months of 2020. The aggregate intrinsic value of stock options outstanding at March 31, 2020 is $0.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	172,479	$5.29	5.47
Granted	—	—
Balance outstanding, March 31, 2020	172,479	$5.29	5.22
Exercisable, March 31, 2020	162,479	$5.25	5.47

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2020 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.99 years.

As of March 31, 2020, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2020	$718
2021	863
2022	719
2023	733
2024	445
2025 and beyond	45
Total	3,523
Less: amount representing interest	(731)
Present value of future minimum lease payments	2,792
Less: current obligations under leases	669
Long-term lease obligations	$2,123

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Three months ended
March 31, 2020
Operating lease costs	$249,225
Variable rent costs	41,568
Total rent expense	$290,793

Other information related to leases is as follows:

	Three months ended
	March 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$290,793
Weighted-average remaining lease term - operating leases	3.99	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $384,031 and $450,015 during the three months ended March 31, 2020 and 2019, respectively.

These three leases have three to five years terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $20,000-$40,000 plus variable NNN.

As of March 31, 2020, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
Remaining of 2020	$921
2021	1,079
2022	855
2023	868
2024	550
2025 and beyond	58
Total	$4,331

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreement provided  that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gofiniatini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received  a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. In addition, prior to his departure in October 2019, Ron Throgmartin, the Company’s previous CEO, would receive a grant of additional shares to maintain his ownership at 7.5% of the Company’s outstanding stock. During the three months ended March 31, 2020, the Company accrued compensation expense of approximately $27,026 on 1,652,116 shares of common stock under these agreements.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250 , based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the three months ended March 31, 2020 and the year ended December 31, 2019, $0 and $9,450 were paid under this agreement. As of March 31, 2020 and December 31, 2019, the outstanding balance was $196,800, and is included in Accrued payable – related party in the accompanying Consolidated Balance Sheet.

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

On May 13, 2020, the company issued 2,049,386 shares of common stock to a former officer per his separation agreement.

On May 13, 2020, the company issued 504,583 shares of common stock to Mr. Strachan for services rendered.

On June 17, 2020, the company converted 39,048 shares of series C preferred stock into 4,939,759 shares of common stock.

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

Regulation and reality

Total demand for marijuana in the United States, including the black market, is around $52.5 billion, according to estimates. That becomes a very conservative estimate of the size of the market in the United States. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level. If the Federal Government legalized marijuana nationwide, sales might start out around that level, but would likely rise as cannabis gained mainstream acceptance and the market evolved. Eventually, marijuana could surpass cigarette sales with the potential to rival beer in terms of overall sales.

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

The second phase of our strategy is to secure options to purchase the tenant's operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. At the appropriate time Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

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

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego's option, and At the appropriate time introduces our second value proposition-ownership of operations in an industry that is projected to exceed $8 billion by 2019.

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

What we accomplished in 2020

Building on the strategies incorporated in 2019 and a strong management team, the Company continued its growth in the Colorado market focusing on protocols, branding and market share for our tenant. In the first half of 2020 considerable challenges were encountered with the COVID-19 pandemic. Many businesses were shuttered and significant shrinking of the economy was felt by all industries. The Company focused on core principals of expanding our market and elevating our premium brand. This helped lead our branded tenant in Denver Colorado to experience significant growth in year on year revenues, including record breaking months in April and May. Most of the growth came from exotic and premium products which the Company has continually stated as the key to success in this industry. The Company moved forward with acquisition negotiations in Colorado and will continue to expand our market share.

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

Diego Pellicer Denver

DENVER STORE REVENUES PER QTR
2,500,000.00
2,000,000.00
1,500,000.00
1,000,000.00
500,000.00
-
1ST QTR 17
2ND QTR 17
3RD QTR 17
4TH QTR 17
1ST QTR 18
2ND QTR 18
3RD QTR 18
4TH QTR 18
1ST QTR 19
2ND QTR 19

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to three months ended March 31, 2019

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2020	March 31, 2019	$	%
Revenues
Net rental revenue	$384,031	$450,015	$(65,984)	-15%
Rental expense	(290,793)	(280,724)	(10,069)	4%
Gross profit	93,238	169,291	(76,053)	-45%
General and administrative expenses	267,003	484,155	(217,152)	-45%
Selling expense	6,804	13,913	(7,109)	-51%
Depreciation expense	-	69,798	(69,798)	-100%
Loss from operations	$(180,569)	$(398,575)	$218,006	-55%

Revenues.  For the three months ended March 31, 2020 and 2019, the Company leased three facilities to licensees in Colorado. Total revenue for the three months ended March 31, 2020 was $384,031, as compared to $450,015 for the three months ended March 31, 2019, a decrease of $65,984, because we sold the Seattle leased location on May 6, 2019.

Gross profit.  Rental revenue for the periods ended March 31, 2020 increased over the prior three months ended March 31, 2019, resulting in a gross profit of $76,053. Due to sale of the Seattle leased location on May 6, 2019.

General and administrative expense.  Our general and administrative expenses for the three months ended March 31, 2020 were $267,003, compared to $484,155 for the three months ended March 31, 2019. The decline of $217,152 was largely attributable a reduction in executive stock compensation and consulting fees during three months ended March 31, 2020.

Selling expense.  Our selling expenses for the three months ended March 31, 2020 were $6,804, compared to $13,913 for the three months ended March 31, 2019. The decline of $7,109 was due to reduction of services used related to selling and marketing.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2020	March 31, 2019	$	%
Other income (expense)
Other income (expense)	$32,891	$42	$32,849	78212%
Interest expense	(667,577)	(771,257)	103,680	-13%
Extinguishment of debt	1,932	—	1,932	N/A
Change in derivative liabilities	302,004	957,311	(655,307)	-68%
Change in value of warrants	97	(39,422)	39,519	-100%
Total other income (loss)	$(330,653)	$146,674	$(477,327)	-325%

The Net Other Income was the effect of the decline in market value of the Company’s stock had on the derivative liability of $4,941,435 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the three months ended March 31, 2020 were $32,891, compared to $42 for the three months ended March 31, 2019. The increase of $32,849 was due to income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2020	March 31, 2019	$	%
Net Cash provided (used) in operating activities	$(373,721)	$(233,231)	$(140,490)	60%
Net Cash used in financing activities	147,500	351,500	(204,000)	-58%
Net Increase in Cash	(226,221)	118,269	(344,490)	-291%
Cash - beginning of period	317,446	60,437	257,009
Cash - end of period	$91,225	$178,706	$(87,481)	-49%

Operating Activities.   For the three months ended March 31, 2020, the net cash used of $373,721 was an increase over the same period of the prior year of $233,231. The loss from operations after non-cash adjustments increased by $95,703 over the prior year, and an increase in net assets and liabilities of $44,787.

Financing Activities.  During the three months ended March 31, 2020, $100,000 in proceeds were from convertible notes payable and $50,000 from the sale of preferred stock. Payments of convertible notes payable was $2,500. For the three months ended March 31, 2019, $359,725 in proceeds were from convertible notes payable. Payment of debt cost was $8,225.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, $89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock.

On March 3, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva.

During the three months ended March 31, 2020, the Company entered into a convertible note in aggregate amount of $103,000, bearing 12% interest per annum.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: July 1, 2020	By:	/s/ Nello Gonfiatini III
Nello Gonfiatini III, Chief Executive Officer
(Principal Executive Officer)

