Form 10-Q
period 2020-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2020-08-21
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 17, 2020 there were 151,422,306 shares of common stock issued and outstanding.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$40,246	$317,446
Accounts receivable	523,645	391,273
Prepaid expenses	-	12,111

Total current assets	563,891	720,830

Other receivables	1,030,281	788,177
Security deposits	150,000	150,000
Right of Use Assets	2,675,157	3,009,163

Total assets	$4,419,329	$4,668,170

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$500,824	$514,196
Accrued payable - related party	1,340,760	1,293,238
Accrued expenses	740,121	587,707
Notes payable - related party	140,958	140,958
Notes payable	189,847	133,403
Convertible notes, net of discount and costs	3,203,211	2,352,530
Derivative liabilities	3,857,429	5,024,321
Lease Liabilities	694,869	676,336
Warrant liabilities	995	967

Total current liabilities	10,669,014	10,723,656

Lease Liabilities, net of current portion	1,940,979	2,299,152

Total liabilities	12,609,993	13,022,808

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 212,552 and 140,000 shares issued and outstanding, net of discount of $166,092 and $131,250, respectively	56,287	8,750

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized,135,187,691 and 113,926,332 shares issued, respectively	136	114
Additional paid-in capital	43,881,123	43,478,139
Stock to be issued	119,668	127,261
Accumulated deficit	(52,247,878)	(51,968,902)

Total deficiency in stockholders’ equity	(8,246,951)	(8,363,388)

Total liabilities and deficiency in stockholders’ equity	$4,419,329	$4,668,170

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues
Net rental revenue	$344,849	419,022	$728,880	869,037
Rental expense	(282,826)	(296,799)	(573,619)	(577,523)
Gross profit	62,023	122,223	155,261	291,514

Operating expenses:
General and administrative expenses	262,655	438,323	529,657	922,478
Selling expense	8,237	16,224	15,041	30,137
Depreciation expense	—	69,797	—	139,595
Loss from operations	(208,869)	(402,121)	(389,437)	(800,696)

Other income (expense)
Other income (expense)	32,890	30	65,781	72
Interest expense	(627,075)	(710,821)	(1,294,652)	(1,482,078)
Gain on sale of lease	—	534,649	—	534,649
Extinguishment of debt	—	—	1,931	—
Change in derivative liabilities	1,166,034	(1,551,437)	1,468,038	(594,126)
Change in value of warrants	(125)	53,498	(28)	14,076
Total other income (loss)	571,724	(1,674,081)	241,070	(1,527,407)

Provision for taxes	—	—	—	—
Net income (loss)	362,855	(2,076,202)	(148,367)	(2,328,103)
Accrued dividends and accretion of conversion feature	(32,028)	—	(70,896)
Deemed dividend on preferred stock	(40,125)	—	(59,713)	—
	290,702	(2,076,202)	(278,976)	(2,328,103)

Income (loss) per share - basic	$0.00	$(0.04)	$0.00	$(0.05)
Income (loss) per share - diluted	$0.00	$(0.04)	$0.00	$(0.05)

Weighted average common shares outstanding - basic	129,746,795	50,469,278	128,720,377	43,632,529
Weighted average common shares outstanding - diluted	134,337,021	50,469,278	126,242,729	43,632,529

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

\

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - March 31, 2020	195,800	$28,338	127,693,963	$128	$43,688,457	$(52,538,580)	$156,290	$(8,693,705)
Common Stock payable issued for services	—	—	—	—	—	—	10,200	10,200
Common Stock payable issued for services - related parties	—	—	2,553,969	3	65,630	—	(46,822)	18,808
Fair value of warrants and options granted for services	—	—	—	—	40,595	—		40,595
Conversion of preferred shares into common shares	(39,048)	(12,176)	4,939,759	5	86,441	—	—	86,446
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series preferred stock	—	40,125	—	—	—	(40,125)	—	(40,125)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	(32,028)	—	(32,028)
Net income	—	—	—	—	—	362,855		362,855
Balance - June 30, 2020	212,552	$56,287	135,187,691	$136	$43,881,123	$(52,247,878)	$119,668	$(8,246,951)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - March 31, 2019	—	$—	43,812,125	$44	$41,678,418	$(49,605,931)	$579,983	$(7,347,486)
Issuance of common shares for services			150,000		8,250		2,007	10,257
Issuance of common shares for services - related parties			3,611,665	4	374,054		(245,138)	128,920
Common stock issued upon conversion of notes payable			7,606,841	7	233,819		—	233,826
Shares cancelled for convertible note			(675,759)		(108,121)		108,121	—
Fair value of warrants and options granted for services					40,595			40,595
Net loss						(2,076,202)		(2,076,202)
Balance - June 30, 2019	—	$—	$54,504,872	$55	$42,227,015	$(51,682,133)	$444,973	$(9,010,090)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.CONDENSED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Common Stock payable issued for services	—	—	—	—	—	—	12,203	12,203
Common Stock payable issued for services - related parties	—	—	2,553,969	3	65,630	—	(19,796)	45,831
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—
Fair value of warrants and options granted for services	—	—	—	—	81,190	—	—	81,190
Common stock issued upon conversion of notes payable	—	—	13,767,631	14	169,723	—	—	169,737
Series C preferred stock converted to common stock	(39,048)	(12,176)	4,939,759	5	86,441	—	—	86,446
Series C preferred stock issued for cash, net of costs and discounts	111,600	—	—	—	—	—		—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	59,713	—	—	—	(59,713)		(59,713)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	(70,896)		(70,896)
Net loss	—	—	—	—	—	(148,367)		(148,367)
Balance - June 30, 2020	212,552	$56,287	135,187,691	$136	$43,881,123	$(52,247,878)	$119,668	$(8,246,951)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	—	$—	28,287,414	$28	$40,378,973	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services			2,997,250	3	373,125		(310,847)	62,281
Issuance of common shares for services - related parties			3,611,665	4	374,054		69,879	443,937
Common stock issued upon conversion of notes payable			20,284,302	20	1,127,794		(133,018)	994,796
Fair value of warrants and options granted for services			(675,759)		(108,121)		108,121	—
Grants and options granted for services					81,190			81,190
Net loss						(2,328,103)		(2,328,103)
Balance - June 30, 2019	—	$—	54,504,872	$55	$42,227,015	$(51,682,133)	$444,973	$(9,010,090)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(148,367)	$(2,328,103)
Adjustments to reconcile net income (loss) to net
Depreciation	—	139,595
Change in fair value of derivative liability	(1,468,038)	594,126
Change in value of warrants	28	(14,076)
Amortization of debt related cost	916,804	948,990
Gain related to additional derivative liability	206,283	—
Extinguishment of debt	(1,931)	350,594
Stock based compensation	127,027	537,408
Common Stock payable issued for services	12,203	—
Changes in operating assets and liabilities:
Accounts receivable	(132,372)	(683,496)
Prepaid expenses	12,111	54,170
Deferred rent receivable	—	—
Other receivables	(242,102)	(39,776)
Accounts payable	(13,373)	(38,504)
Accrued liability - related parties	47,522	171,023
Accrued expenses	158,694	127,515
Lease liabilities	(5,633)	—
Contingent liabilities	—	(64,810)

Cash used by operating activities	(531,144)	(452,172)

Cash flows from financing activities:
Debt costs	—	(16,225)
Proceeds from notes payable	56,444	—
Proceeds from convertible notes payable	100,000	517,725
Repayments of convertible notes payable	(2,500)	—
Proceeds from sale of Preferred Stock, net	100,000	—

Cash provided by financing activities	253,944	501,500

Net increase (decrease) in cash	(277,200)	49,328
Cash, beginning of period	317,446	60,437
Cash, end of period	$40,248	$109,765

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$89,000	$601,212
Discount related to convertible notes and Preferred C shares	$200,000	—
Accrued interest converted to stock	$6,282	$41,560
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$101,746	$678,797
Value of derivative liability extinguished upon conversion and pay off of preferred stock	$74,270	$—
Accounts payable and accrued expenses paid with common stock	$—	$50,000
Note issue discount	$—	$541,725
$ Debt issuance costs deducted from proceeds of notes	$—	$16,225
Debt discount extinguished from note conversion	$25,377	$—
Conversion of Preferred Stock for Common Stock	$12,176	$—
Accrued dividends and accretion of conversion feature on Series C preferred stock	$59,713	$—
Deemed dividends related to conversion feature of Series C preferred stock	$70,896	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

June 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

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

The Company’s three properties in Denver, CO are leased to Royal Asset Management, LLC (“Royal Asset Management”). Royal Asset Management opened the Diego Denver branded flagship store in February 2017. This store known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased, Royal Asset Management uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently exploring the acquisition of this entity, and the parties are in negotiation.

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

The accompanying consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the six months ended June 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”) on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, the collectability of accounts receivable and other receivables (See Note 5), valuation of right of use assets and lease liabilities and deferred taxes and related valuation allowances.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,856	$3,856
Stock warrant liabilities	—	—	1	1
	$—	$—	$3,857	$3,857

As of December 31, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$5,024	$5,024
Stock warrant Liabilities	—	—	1	1
	$—	$—	$5,025	$5,025

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the six months ended June 30, 2020 and the year ended December 31, 2019.

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

Advertising

During the six months ended June 30, 2020 and 2019, advertising expense was $15,041 and $30,134, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 699,197,733  and 379,881,301 common stock equivalents at June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.  For the three months ended June 30, 2020, the Company was in a net income position and fully diluted earnings per share has been updated accordingly.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $ 10,105,123, and has an accumulated deficit of $52,247,878 at June 30, 2020. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Property and Equipment

As of June 30, 2020 and December 31, 2019, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	June 30,	December 31,
	Useful Lives	2020	2019
Leasehold improvements	10 years	515,450	515,450
Less: Accumulated depreciation and amortization		(515,450)	(515,450)
Property and equipment, net		$—	$—

During the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $0 and $139,595, respectively.

Note 5 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases three properties in Colorado to Royal Asset Management. At June 30, 2020, the Company had outstanding receivables from the subleases totaling $5  23,645, and during the three months ended June 30, 2020, the Company’s subleases with Royal Asset Management accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide Royal Asset Management and affiliates of Royal Asset Management up to aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of June 30, 2020 and December 31, 2019, the outstanding balance of these notes receivable total $1,259,247 and $1,017,143, respectively, including accrued interest of $219,201 and $153,509. The amount presented in our balance sheet is $1,030,281 and $788,177, which represents the $1,259,247  and $1,017,143 due to us, less $228,966 and $228,966 that we owe to Royal Asset Management for leasehold improvements. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of Royal Asset Management. During the six months ended June 30, 2020, we loaned an additional $242,104 under these contracts.

If we do acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us.

Note 6 – Other Assets

Security deposits:   Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of June 30, 2020 and December 31, 2019, the remaining balance was $150,000 and $150,000, respectively.

Deposits – end of lease:   These deposits represent an additional two months of rent on various property leases that apply to the “end-of- lease” period. During the year ended December 31, 2019, we adopted ASC Topic 842, Leases, as the result we reclassified  remaining balance of prepaid rent to right of use assets and leases liabilities. As of June 30, 2020 and December 31, 2019, the remaining balance was $0.

Note 7 – Related Party Transactions

As of June 30, 2020 and December 31, 2019, the Company has accrued compensation to CEO, CFO and Director in the amount of $235,997, and $155,841, respectively. As of June 30, 2020 and December 31, 2019, accrued payable due to former officers were $1,104,763 and $1,137,397. For the three months ended June 30, 2020 and June 30, 2019, total cash-based compensation to related parties was $90,000 and $148,199 respectively. For  the six months ended June 30, 2020 and 2019, total cash-based compensation to related parties was $180,000 and $257,498 , respectively. For the three months ended June 30, 2020 and June 30, 2019, total share-based compensation to related parties was $59,406 and $169,515, respectively. For the six months ended June 30, 2020 and 2019, total share-based compensation to related parties was $127,027 and $525,126 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

At June 30, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and was payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at September 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of June 30, 2020 and December 31, 2019 the outstanding principal balance of the note was $133,403. As of June 30, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

On April 22, 2020, the Company was granted a loan from Numerica Credit Union, in the aggregate amount of $56,444, pursuant to the Paycheck Protection Program, (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a note dated April 22, 2020 issued by the Borrower, matures on April 22, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing October 22, 2020. The loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Binomial Option Pricing Model that resulted in a derivative liability of $3,588,134 and $4,834,190 at June 30, 2020 and December 31, 2019, respectively. All notes accrue interest ranging from 8% to 12% and will mature in 2020.  In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the three months ended June 30, 2020. The table below provides the note payable activity for the six months ended June 30, 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	309,251
Conversion of convertible notes	(89,000)	(25,377)	(63,623)	(97,848)
Repayment of convertible notes	(2,500)	—	(2,500)	—
Change in fair value of derivatives	—	—	—	(1,457,459)
Amortization	—	(916,804)	916,804	—
Balance June 30, 2020	$3,278,275	$75,064	$3,203,211	$3,588,134

During the six months ended June 30, 2020, the Company entered into a convertible note in an aggregate amount of $103,000 which is a twelve months maturity, bearing 12% interest per annum. The note is convertible at 35% discount to the average of the two lowest Volume Weighted Average Prices (VWAPs) during the previous ten (10) trading days to the date of a Conversion Notice. The conversion features related were determined in the amount of $135,710 using Binomial Option Pricing Model.

During the six months ended June 30, 2020, $2,500 of note principal and $819 of accrued interest were repaid to a debt holder.

During the six months ended June 30, 2020, $89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock. A loss on extinguishment of debt of $1,931, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $97,838 have been recorded related to these conversions. As of June 30, 2020, several convertible notes in aggregate principal of $3,175,275 were past their maturity dates, however the Company has not yet received a default notice.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Risk-free interest rates	0.11 – 1.58%	1.92%
Expected life (years)	0.25 – 1.00	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	164 - 214%	70 - 557%

Note 10 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On December 16, 2019, Diego Pellicer Worldwide sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, Registrant’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designations provides Registrant with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability of $165,218, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On December 31, 2019, the fair value of the conversion feature was a derivative liability of $190,131, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the year ended Decembers 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250. On June 16, 2020, a total of 39,048 shares of Series C Preferred Stock along with related discount of $26,872 were converted to 4,939,759 shares of Common Stock per the terms of the Agreement. On June 30, 2020, the fair value of the remaining conversion feature was a derivative liability of $116,880, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. During the six months ended June 30, 2020, we recorded $34,904 accretion of discount and $6,831 of accrued dividend. As of June 30, 2020, there were 100,952 shares outstanding and a discount of $69,474.

On March 3, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability of $88,868 valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On June 30, 2020, the fair value of the conversion feature was a derivative liability of $75,652, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the six months ended June 30, 2020, we recorded $9,096 accretion of discount and $1,819 of accrued dividend. As of June 30, 2020, there were 55,800 shares outstanding and a discount of $46,704.

On April 14, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability of $82,028  valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On June 30, 2020, the fair value of the conversion feature was a derivative liability of $75,718, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the six months ended June 30, 2020, we recorded $5,886 accretion of discount and $1,177 of accrued dividend. As of June 30, 2020, there were 55,800 shares outstanding and a discount of $49,914.

	Preferred Stock	Discount	Preferred Stock, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	111,600	111,600	—	164,586
Conversion of Series C Preferred shares	(39,048)	(26,872)	(12,176)	(96,968)
Accrued dividends on Series C preferred stock	—	—	9,827	—
Accretion of conversion feature on Series C preferred stock	—	—	49,886	—
Change in fair value of derivatives	—	—	—	10,551
Balance June 30, 2020	$212,552	$215,978	$56,287	$268,300

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020	June 30, 2019
Risk-free interest rates	0.16 – 0.71%	1.53 – 2.60%
Expected life (years)	1.45 – 2.00	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	172 – 262%	70 - 557%

Common Shares

During the six months ended June 30, 2020, $89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock. A loss on extinguishment of debt of $1,931, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $97,838 have been recorded related to these conversions. As of June 30, 2020, 35,844 shares, valued at $35,844 for debt conversion were authorized, but not issued as of June 30, 2020.

During the six months ended June 30, 2020, 2,553,969 shares of common stock were issued for related party services valued at $65,633. These shares have been removed from shares to be issued as of June 30, 2020.

During the six months ended June 30, 2020, 4,939,759 shares of common stock were issued as a result of the conversion of 39,048 shares of Series C Preferred shares.

As of June 30, 2020, 1,442,004 shares, valued at $59,645 for services were authorized, but not issued as of June 30, 2020. These were classified as shares to be issued at June 30, 2020.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

Balance at December 31, 2019	$967
Issuance of warrants	—
Change in fair value during period	28
Balance at June 30, 2020	$995

The following assumptions were used in calculations of the Binomial Option Pricing Model for the periods ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020	December 31, 2019
Annual dividend yield	0%	0%
Expected life (years)	0.17-7.13	0.42 – 8.13
Risk-free interest rate	0.11 – 0.55%	1.56 – 2.40%
Expected volatility	172 - 262%	165 - 318%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	211,826	$10.08	3.51
Expired	(71,250)	30.00	-
Balance outstanding, June 30, 2020	140,576	$10.08	3.51
Exercisable, June 30, 2020	140,576	$10.08	3.51

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant of which 124,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of June 30, 2020, 88,750 shares had been granted, with 10,000 of those shares granted with warrants attached. There remain 35,250 shares available for future grants.

During the six months ended June 30, 2020 and 2019, the Company recorded total option expense of $81,190 . Unamortized stock option expense at June 30, 2020 is $5,416, which will be charged to expense in remaining months of 2020. The aggregate intrinsic value of stock options outstanding at June 30, 2020 is $0.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	172,479	$5.29	5.47
Granted	—	—
Balance outstanding, June 30, 2020	172,479	$5.25	5.22
Exercisable, June 30, 2020	162,479	$5.25	5.47

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2020 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.99 years.

As of June 30, 2020, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2020	$482
2021	863
2022	719
2023	733
2024	445
2025 and beyond	45
Total	3,287
Less: amount representing interest	(651)
Present value of future minimum lease payments	2,636
Less: current obligations under leases	695
Long-term lease obligations	$1,941

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Six months ended
June 30, 2020
Operating lease costs	$498,453
Variable rent costs	75,166
Total rent expense	$573,619

Other information related to leases is as follows:

	Three months ended
	June 30, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$504,086
Weighted-average remaining lease term - operating leases	4.24	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $728,880 and $648,542 during the six months ended June 30, 2020 and 2019, respectively.

These three leases have three to five years terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $20,000-$40,000 plus variable triple net.

As of June 30, 2020, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
Remaining of 2020	$655
2021	1,154
2022	930
2023	944
2024	589
2025 and beyond	57
Total	$4,329

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreement provided  that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gofiniatini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received  a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. In addition, prior to his departure in October 2019, Ron Throgmartin, the Company’s previous CEO, would receive a grant of additional shares to maintain his ownership at 7.5% of the Company’s outstanding stock. During the six months ended June 30, 2020, the Company accrued compensation expense of approximately $45,837 on 2,244,887 shares of common stock under these agreements. During the year ended December 31, 2019, the Company accrued compensation expense of approximately $593,000 on 20,782,014 shares of common stock under these agreements.  As of June 30, 2020 and December 31, 2019, the ending balance of accrued compensation was $60,022 and $79,817, respectively.

During the three and six months ending June 30, 2020 and 2019, the Company accrued compensation expenses as follows:

	Three Months ending June 30, 2020	Three Months ending June 30, 2019	Six Months ending June 30, 2020	Six Months ending June 30, 2019
Compensation	$18,811	$128,920	$45,837	$443,936
Number of Shares	592,771	4,334,596	2,244,887	8,715,105

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250 , based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the three and six months ended June 30, 2020, $7,634 was paid under this agreement. During the three and six months ended June 30, 2019 no amounts were paid under this agreement. As of June 30, 2020 and December 31, 2019, the outstanding balance was $189,166 and $196,800, respectively, and is included in Accrued Payable – Related Party in the accompanying Consolidated Balance Sheet.

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

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252.06 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583.33 under certain condition, which the Company accrued in full as of the date of Mr Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500.  As of June 30, 2020 and December 31, 2019, the outstanding balance was $915,597 and $940,597, respectively.

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

On July 21, 2020, the company converted 20,000 shares of series C preferred stock into 1,800,000 shares of common stock.

On July 27, 2020, the company issued 2,000,000 shares of common stock to Joseph Tomasek for services rendered.

On July 30, 2020, the company converted 20,000 shares of series C preferred stock into 3,181,818 shares of common stock.

On August 5, 2020, the company converted 15,000 shares of series C preferred stock into 2,423,077 shares of common stock.

On August 11, 2020, the company converted 20,000 shares of series C preferred stock into 3,387,097 shares of common stock.

On August 17, 2020, the company converted 20,000 shares of series C preferred stock into 3,442,623 shares of common stock.

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

During the first half of 2020, the company has embarked on a more inclusive approach to the industry and has explored the possibility of acquiring all the operations of it’s tenants in Colorado. The Colorado state laws now allow publicly traded companies to have a more direct role in ownership and management of cannabis companies which opens the door for the Company to acquire positive cashflow companies that would be additive to the consolidated balance sheet. The goal of the company was to act as the incubator of successful branded cannabis businesses, and then ultimately participate in their success by taking advantage of the cashflow and profitability of retail and grow facilities by acquiring them as the laws might permit.

Opportunity in an untapped industry with multi-billion-dollar potential

The demand for marijuana products is a multi-billion-dollar market that has only recently begun to become mainstream. Many challenges face the marijuana entrepreneur. Therein lies the opportunity.

Regulation and the Economy

The marijuana industry will deliver an estimated $39 billion - $48 billion economic impact on the United States in 2019. By 2023, we anticipate the potential for the industry to surpass $100 billion in annual economic benefits. That becomes a very conservative estimate of the size of the market in the United States when the black market in included in the equation. Distribution was driven underground for years by the Controlled Substance Act passed by Congress nearly 50 years ago. The favorable public opinion towards the legalization is rapidly changing the political attitude toward marijuana not only on the state level but on the federal level. If the Federal Government legalized marijuana nationwide, sales might start out around that level, but would likely rise as cannabis gained mainstream acceptance and the market evolved. Eventually, marijuana could surpass cigarette sales with the potential to rival beer in terms of overall sales.

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

States with legalized marijuana

Thirty six states and the District of Columbia have laws broadly legalizing marijuana in some form. Eleven states and the District of Columbia have legalized marijuana for recreational use with the largest market by far, California, becoming legal.

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

CHART 1.08: Marijuana Legalization By State

States With Medical Marijuana Laws
States With Recreational Marijuana Laws
WA
OR
CA
NV
ID
MT
WY
UT
CO
AZ
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
VT
NH
ME
MA
RI
CT
NJ
DE
MD
DC
AK
HI

Key Statistics

74%

of the U.S. population now lives in a state where marijuana has been legalized

36 states plus Washington DC have medical marijuana laws

11 states plus Washington DC have recreational marijuana laws

Source: 2020 Marijuana Business Factbook, U.S. Census Bureau

© 2020 *Marijuana Business Daily*, a division of Anne Holland Ventures Inc. All rights reserved.

There are estimated to be 25,000 – 30,000 marijuana businesses in the U.S., which derive most of their income from the cannabis market. This includes cultivators, manufacturers, retailers, dispensaries, distributors, deliverers and test labs. Now over 300 million Americans live in a jurisdiction that has legalized some form of cannabis use.

The recent legalization in states such as California and legalization in Florida present opportunities many times that of Washington and Colorado. The Company is exploring opportunities in Oregon, California and Florida and is getting inquiries from other potential operators in other jurisdictions such as Michigan, Nevada, Massachusetts, and New Jersey.

States introducing and expanding legalized marijuana laws

The legalized cannabis market has grown considerably bigger, with Canada federally legalizing recreational marijuana in 2018 and Eastern states in the U.S. rushing towards legalization.

In May 2019, Colorado Governor Polis signed into law House Bill 19-1090. It is generally referred to as the "Public Company" bill because it allows public companies to own Colorado marijuana licenses for the first time. This law went into effect on November 1, 2019 and the Company was instrumental in guiding the language in the final regulations, that favor companies like Diego Pellicer Worldwide.

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

Whether any significant reform of federal marijuana policy happens in 2020 and what shape it could take remains an open question, but it's clear that attitudes toward cannabis on Capitol Hill are shifting.

The passing of the 2018 Farm bill and signed into law by President Trump, opened up the opportunoity for the hemp and CBD industry to belegally produced and marketed throughout the USA

The SAFE Act has garnered the most bipartisan support to date, passing the full U.S. House in 2019 with a vote of 321-103. Cannabis banking reform was being considered in the Senate Banking Committee before the coronavirus crisis, but any Senate bill probably would take a different form than the House bill, pushing the issue to a joint committee.

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

Overview Of Major Federal Marijuana Reform Bills In Congress

Bill Name	What It Does	Timeline of Significant Events
Secure and Fair Enforcement Banking Act (SAFE Banking Act)	Provide federal protection for financial institutions that serve state-authorized marijuana and ancillary businesses.	**03/07/19**: Introduced in House **04/11/19**: Introduced in Senate **09/25/19**: Bill passes full House 321-103 **05/12/20**: Bill included in House Democrats' coronavirus stimulus bill
Strengthening the Tenth Amendment Through Entrusting States Act (STATES Act)	Would create an exemption in the Controlled Substances Act to allow states to determine their own cannabis policies without fear of federal reprisal.	**06/07/18**: Introduced in House and Senate
Marijuana Opportunity Reinvest and Expungement Act (MORE Act)	Would remove marijuana from the list of federally controlled substances, expunge prior cannabis convictions, tax cannabis products at 5% to reinvestment in certain persons or groups adversely impacted by the war on drugs.	**07/23/19**: Introduced in House and Senate **11/20/19**: Passes House Judiciary Committee 24-10 **01/15/20**: Hearing by House Energy and Commerce Subcommittee on Health includes MORE Act

Source: Marijuana Business Daily, Congress.gov

Copyright 2020 Marjiuana Business Daily, a division of Anne Holland Ventures Inc. All rights reserved.

 Source: 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The projected U.S. cannabis retail sales growth

The Cannabis Industry retail sales estimates project a robust growth of legal marijuana sales:

U.S. Cannabis Retail Sales Estimates: 2014 - 2024
(In Billions Of U.S. Dollars)
Adult-Use
Medical
Estimated Retail Sales
$40B
$35B
$30B
$25B
$20B
$15B
$10B
$5B
$0B
$2-$2.4 Total
$0.4
$1.6-$2.0
$3-$3.4 Total
$1
$2.0-$2.4
$4-$4.5 Total
$1.8
$2.2-$2.7
$5.8-$6.5 Total
$2.7-$2.8
$3.1-$3.7
$7.8-$8.7 Total
$4.8-$5.2
$3-$3.5
$10.6-$13 Total
$6.6-$8.1
$4-$4.9
$15.5-$18.9 Total
$9.7-$11.8
$5.8-$7.1
$20.3-$24.8 Total
$13-$15.9
$7.3-$8.9
$24.8-$30.3 Total
$16.5-$20.2
$8.3-$10.2
$28.2-$34.5 Total
$19.2-$23.5
$9-$11
$30.2-$37 Total
$20.7-$25.3
$9.5-$11.7
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Source: Marijuana Business Factbook

Copyright 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc. All rights reserved.

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

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego's option, and At the appropriate time introduces our second value proposition-ownership of operations in an industry that is projected to exceed $30 billion by 2022.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to three months ended June 30, 2019

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2020	June 30, 2019	$	%
Revenues
Net rental revenue	$344,849	$419,022	$(74,173)	-18%
Rental expense	282,826)	(296,799)	(13,973)	5%
Gross profit	62,023	122,223	(60,200)	-49%
General and administrative expenses	262,655	438,323	(175,668)	-40%
Selling expense	8,237	16,244	(8,007)	-49%
Depreciation expense	-	69,797	(69,797)	-100%
Income/(Loss) from operations	$(208,869)	$(402,141)	$193,252	-48%

Revenues.  For the three months ended June 30, 2020 and 2019, the Company leased three facilities to licensees in Colorado. Total revenue for the three months ended June 30, 2020 was $344,849, as compared to $419,022 for the three months ended June 30, 2019, a decrease of $74,173, because we sold the Seattle leased location on May 6, 2019.

Gross profit.  Rental revenue for the periods ended June 30, 2020 increased over the prior three months ended June 30, 2019, resulting in a gross profit of $62,023. Due to sale of the Seattle leased location on May 6, 2019.

General and administrative expense.  Our general and administrative expenses for the three months ended June 30, 2020 were $262,655, compared to $438,323 for the three months ended June 30, 2019. The decline of $175,668 was largely attributable a reduction in executive stock compensation and consulting fees during three months ended June 30, 2020.

Selling expense.  Our selling expenses for the three months ended June 30, 2020 were $8,237, compared to $16,224 for the three months ended June 30, 2019. The decline of $7,987 was due to reduction of services used related to selling and marketing.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2020	June 30, 2019	$	%
Other income (expense)
Other income (expense)	$32,890	$30	$32,860	10,953%
Interest expense	(627,075)	(710,821)	(83,746)	-12%
Gain on sale of lease	-	534,649	534,649	100%
Change in derivative liabilities	1,166,034	(1,551,437)	2,717,471	17,516%
Change in value of warrants	(125)	53,498	(53,623)	-10,023%
Total other income (loss)	$571,724	$(1,674,081)	$2,245,805	-13,415%

The Net Other Income was the effect that the decline in market value of the Company’s stock had on the derivative liability of $3,588,134 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the three months ended June 30, 2020 were $32,890, compared to $30 for the three months ended June 30, 2019. The increase of $32,860 was due to income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

After rental expense the gross margins on the lease were as follows:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2020	June 30, 2019	$	%
Revenues
Net rental revenue	$728,880	$869,037	$(140,157)	-16%
Rental expense	(573,619)	(577,523)	(3,904)	-1%
Gross profit	155,261	291,514	(136,253)	-47%
General and administrative expenses	529,657	922,478	(392,821)	-43%
Selling expense	15,041	30,137	(15,096)	-150%
Depreciation expense	-	139,595	(139,595)	-100%
Income/(Loss) from operations	$(389,437)	$(800,696)	$411,259	-51%

Revenues.  For the six months ended June 30, 2020 and 2019, the Company leased three facilities to licensees in Colorado. Total revenue for the six months ended June 30, 2020 was $728,880, as compared to $869,037 for the three months ended June 30, 2019, a decrease of $140,157, because we sold the Seattle leased location on May 6, 2019.

Gross profit.  Rental revenue for the periods ended June 30, 2020 increased over the prior six months ended June 30, 2019, resulting in a gross profit of $155,261. Due to sale of the Seattle leased location on May 6, 2019.

General and administrative expense.  Our general and administrative expenses for the six months ended June 30, 2020 were $529,657, compared to $922,478 for the six months ended June 30, 2019. The decline of $392,821 was largely attributable a reduction in executive stock compensation and consulting fees during six months ended June 30, 2020.

Selling expense.  Our selling expenses for the six months ended June 30, 2020 were $15,041, compared to $30,137 for the three months ended June 30, 2019. The decline of $15,096 was due to reduction of services used related to selling and marketing.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2020	June 30, 2019	$	%
Other income (expense)
Other income (expense)	$65,781	$72	$65,709	91,263%
Interest expense	(1,294,652)	(1,482,078)	(187,426)	-13%
Gain on sale of lease	-	534,649	(534,649)	100%
Change in derivative liabilities	1,468,038	(594,126)	2,062,164	347%
Change in value of warrants	(28)	14,076	(14,104)	-100%
Total other income (loss)	$239,139	$(1,527,407)	$2,569,173	-110%

The Net Other Income was the effect that the decline in market value of the Company’s stock had on the derivative liability of $3,588,134 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the six months ended June 30, 2020 were $65,781, compared to $72 for the six months ended June 30, 2019. The increase of $65,709 was due to income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2020	June 30, 2019	$	%
Net Cash used in operating activities	$(531,144)	$(452,172)	$(78,972)	60%
Net Cash provided by financing activities	253,944	501,500	(247,556)	-58%
Net Increas e/(Decrease) in Cash	(277,200)	49,328	(326,528)	-291%
Cash - beginning of period	317,446	60,437	257,009
Cash - end of period	$40,246	$109,765	$(69,519)	-49%

Operating Activities.   For the six months ended June 30, 2020, the net cash used of $(531,144)  was an increase over the same period of the prior year of net cash provided of $(452,172). The loss from operations after non-cash adjustments from prior year reflected an decrease of $2,179,736 under the prior year, and an increase in net assets and liabilities of $175,152.

Financing Activities.  During the six months ended June 30, 2020, $100,000 in proceeds were from convertible notes payable and $100,000 from the sale of preferred stock. Payments of convertible notes payable was $2,500. For the six months ended June 30, 2019, $100,000  in proceeds were from convertible notes payable. Payment of debt cost was $8,225.

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

Critical Accounting Policies

For the six month period ending June 30, 2020, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, $89,000 of notes, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631  shares of common stock.

On March 3, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva.

On April 14, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva.

On May 13, 2020, Diego Pellicer Worldwide issued 2,553,969 shares of Common Stock in return for related party services.

On June 17, 2020, Diego Pellicer Worldwide issued 4,939,759 shares of Common Stock in exchange for 39,048 shares of Series C Convertible Preferred Shares to Geneva.

During the six months ended June 30, 2020, the Company entered into a convertible note in aggregate amount of $103,000, bearing 12% interest per annum.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 21, 2020	By:	/s/ Nello Gonfiatini III
Nello Gonfiatini III, Chief Executive Officer
(Principal Executive Officer)