Form 10-Q
period 2020-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2020-11-20
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 19, 2020 there were 198,432,057 shares of common stock issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$390,195	$317,446
Accounts receivable	498,630	391,273
Prepaid expenses	—	12,111

Total current assets	888,825	720,830

Other receivables	753,331	788,177
Security deposits	150,000	150,000
Right of Use Assets	2,500,964	3,009,163

Total assets	$4,293,120	$4,668,170

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$500,823	$514,196
Accrued payable - related party	1,351,408	1,293,238
Accrued expenses	826,246	587,707
Notes payable - related party	140,958	140,958
Notes payable	339,847	133,403
Convertible notes, net of discount and costs	3,208,474	2,352,530
Derivative liabilities	4,078,297	5,024,321
Lease Liabilities	677,689	676,336
Warrant liabilities	633	967

Total current liabilities	11,124,375	10,723,656

Lease Liabilities, net of current portion	1,792,687	2,299,152

Total liabilities	12,917,061	13,022,808

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 55,800 and 140,000 shares issued and outstanding, net of discount of $40,298 and $131,250, respectively	15,502	8,750

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 164,591,275 and 113,926,332 shares issued, respectively	160	114
Additional paid-in capital	44,209,527	43,478,139
Stock to be issued	238,947	127,261
Accumulated deficit	(53,088,078)	(51,968,902)

Total deficiency in stockholders’ equity	(8,639,444)	(8,363,388)

Total liabilities and deficiency in stockholders’ equity	$4,293,120	$4,668,170

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues
Net rental revenue	$351,502	$388,218	$1,080,382	$1,257,255
Rental expense	(283,916)	(280,613)	(857,535)	(858,136)
Gross profit	67,586	107,605	222,847	399,119

Operating expenses:
General and administrative expenses	356,305	349,608	885,960	1,272,086
Selling expense	9,552	12,269	24,593	42,406
Depreciation expense	—	—	—	139,595
Loss from operations	(298,271)	(254,272)	(687,706)	(1,054,968)

Other income (expense)
Other income (expense)	44,118	145	109,897	217
Interest expense	(207,427)	(856,017)	(1,502,058)	(2,468,228)
Gain on sale of lease	—	—	—	534,649
Extinguishment of debt	(677)	88,063	1,255	218,196
Change in derivative liabilities	(372,217)	2,467,245	1,095,821	1,873,119
Change in value of warrants	362	1,038	334	15,114
Total other income (loss), net	(535,841)	1,700,474	(294,751)	173,067

Provision for taxes	—	—	—	—
Net income (loss)	(834,112)	1,446,202	(759,610)	(881,901)
Accrued dividends and accretion of conversion feature	(20,832)	—	(80,545)	—
Deemed dividend on preferred stock	14,740	—	(56,156)	—
Net income (loss) available to common shareholders	$(840,204)	$1,446,202	$(896,311)	$(881,901)

Income (loss) per share - basic	$0.00	$0.02	$0.00	$(0.02)
Income (loss) per share - diluted	$0.00	$0.00	$0.00	$(0.02)

Weighted average common shares outstanding - basic	150,791,163	63,999,272	136,131,006	50,426,491
Weighted average common shares outstanding - diluted	150,791,163	546,632,422	136,131,006	50,426,491

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Shares	Amount	Capital	Deficit	issued	Total
Balance - June 30, 2020	212,552	$56,287	135,187,691	$131	$43,881,123	$(52,247,878)	$119,668	$(8,246,951)
Issuance of common shares for services	—	—	2,000,000	2	25,598	—	25,600	51,200
Issuance of common shares for services - related parties	—	—	—	—	—	—	46,092	46,092
Fair value of warrants and options granted for services	—	—	—	—	40,591	—	—	40,591
Common stock issued upon conversion of notes payable	—	—	—	—	—	—	47,587	47,587
Conversion of preferred shares into common shares	(156,752)	(61,617)	27,403,584	27	262,215	—	—	262,242
Accrued dividends and accretion of conversion feature on Series preferred stock	—	20,832	—	—	—	(20,832)	—	(20,832)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	14,740	—	14,740
Net loss	—	—	—	—	—	(834,108)		(834,112)
Balance - September 30, 2020	55,800	$15,502	164,591,275	$160	$44,209,527	$(53,088,078)	$238,947	$(8,639,444)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Shares	Amount	Capital	Deficit	issued	Total
Balance - June 30, 2019	—	$—	54,504,872	$55	$42,253,745	$(51,682,133)	$444,973	$(9,010,090)
Issuance of common shares for services			1,478,693	1	25,327	—	(1,993)	23,335
Issuance of common shares for services - related parties			3,632,972	4	81,196	—	(42,000)	39,200
Common stock issued upon conversion of notes payable			16,654,444	17	283,394	—	56,821	340,232

Fair value of warrants and options granted for services			—	—	40,596	—	—	40,596
Net income			—		—	1,446,202	—	1,446,202
Balance - September 30, 2019	—	$—	76,270,981	$77	$42,684,258	$(50,235,931)	$475,801	$(7,120,525)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Shares	Amount	Capital	Deficit	issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Issuance of common shares for services	—	—	2,000,000	2	25,598	—	37,803	63,403
Issuance of common shares for services - related parties	—	—	2,553,969	3	65,630	—	26,296	91,929
Fair value of warrants and options granted for services	—	—	—	—	121,785	—	—	121,785
Common stock issued upon conversion of notes payable	—	—	13,767,631	14	169,723	—	47,587	217,324
Series C preferred stock converted to common stock	(195,800)	(73,793)	32,343,343	27	348,653	—	—	348,681
Series C preferred stock issued for cash, net of costs and discounts	111,600	—	—	—	—	—		—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	80,545	—	—	—	(80,545)		(80,545)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	(56,156)		(56,156)
Net loss	—	—	—	—	—	(982,476)		(969,808)
Balance - September 30, 2020	55,800	$15,502	164,591,275	$160	$44,209,527	$(53,088,078)	$238,947	$(8,639,444)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Shares	Amount	Capital	Deficit	issued	Total
Balance - December 31, 2018	—	$—	28,287,414	$28	$40,405,703	$(49,354,030)	$710,838	$(8,264,191)
Issuance of common shares for services			4,475,943	5	398,452		(312,839)	85,618
Issuance of common shares for services - related parties			7,244,637	7	455,250		84,699	539,956
Common stock issued upon conversion of notes payable			36,938,746	37	1,411,188		(133,018)	1,278,207
Fair value of warrants and options granted for services			(675,759)		(108,121)		108,121	—
Grants and options granted for services			—	—	121,786			121,786
Net loss			—	—	—	(881,901)		(881,901)
Balance - September 30, 2019	—	$—	76,270,981	$77	$42,684,258	$(50,235,931)	$457,801	$(7,120,525)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(982,476)	$(881,901)
Adjustments to reconcile cash used in operations to net
Depreciation	—	139,595
Change in fair value of derivative liability	(1,095,821)	(1,873,119)
Change in value of warrants	(334)	(15,114)
Amortization of debt related cost	942,601	2,203,630
Gain related to additional derivative liability	299,783	—
Extinguishment of debt	(1,255)	(218,196)
Stock based compensation	213,714	697,358
Common Stock payable issued for services	63,403	—
Changes in operating assets and liabilities:
Accounts receivable	(107,357)	(172,866)
Prepaid expenses	12,111	48,670
Other Assets	(315,152)	(247,847)
Other current receivable – related parties	300,000	(38,655)
Other current receivable – related parties	50,000	49,922
Accounts payable	(13,372)	(38,655)
Accrued liability - related parties	58,170	49,922
Accrued expenses	246,705	195,423
Lease liabilities	3,085	(240,310)
Contingent liabilities	—	(71,110)

Cash used in operating activities	(326,195)	(424,519)

Cash flows from financing activities:
Debt costs	—	(16,225)
Proceeds from notes payable	206,444	—
Proceeds from convertible notes payable	100,000	862,725
Repayments of convertible notes payable	(7,500)	(120,500)
Proceeds from sale of Preferred Stock, net	100,000	—

Cash provided by financing activities	398,944	726,000

Net increase in cash	72,749	301,481
Cash, beginning of period	317,446	60,437
Cash, end of period	$390,195	$361,918

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$119,000	$767,533
Discount related to convertible notes and Preferred C shares	$(200,000)	—
Accrued interest converted to stock	$8,166	$47,165
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$128,582	$891,922
Value of derivative liability extinguished upon conversion and pay off of preferred stock	$276,445	$—
Accounts payable and accrued expenses paid with common stock	$—	$50,000
Debt issuance costs deducted from proceeds of notes	$—	$16,225
Debt discount extinguished from note conversion	$39,843	$—
Conversion of Preferred Stock for Common Stock	$73,793	$—
Accrued dividends and accretion of conversion feature on Series C preferred stock	$80,545	$—
Deemed dividends related to conversion feature of Series C preferred stock	$56,156	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

September 30, 2020 and 2019

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

The Company’s three properties in Denver, CO are leased to Royal Asset Management, LLC (“Royal Asset Management”). Royal Asset Management opened the Diego Denver branded flagship store in February 2017. This store known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased, Royal Asset Management uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently exploring the acquisition of this entity, and the parties are in negotiation. In October 2020, the master and sublease associated with the 18,600 sq. Cultivation warehouse in Denver were terminated.

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

The accompanying consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”) on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$4,078	$4,078
Stock warrant liabilities	—	—	1	1
	$—	$—	$4,786	$4,786

As of December 31, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$5,024	$5,024
Stock warrant Liabilities	—	—	1	1
	$—	$—	$5,025	$5,025

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

Advertising

During the nine months ended September 30, 2020 and 2019, advertising expense was $24,593 and $42,406, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 1,129,526,612 and 533,059,641 common stock equivalents at September 30, 2020 and 2019, respectively. For the nine and three months ended September 30, 2020, the potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 289,076,612 insufficient shares as of September 30, 2020.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $ 10,235,550, and has an accumulated deficit of $53,088,078 at September 30, 2020. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Property and Equipment

As of September 30, 2020 and December 31, 2019, fixed assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful	September 30,	December 31,
	Lives	2020	2019
Leasehold improvements	10 years	515,450	515,450
Less: Accumulated depreciation and amortization		(515,450)	(515,450)
Property and equipment, net		$—	$—

During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $0 and $139,595, respectively.

Note 5 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases three properties in Colorado to Royal Asset Management. At September 30, 2020, the Company had outstanding receivables from the subleases totaling $498,630, and during the three months ended September 30, 2020, the Company’s subleases with Royal Asset Management accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide Royal Asset Management and affiliates of Royal Asset Management up to aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of September 30, 2020 and December 31, 2019, the outstanding balance of these notes receivable total $753,331 and $788,177, respectively, including accrued interest of $252,047 and $153,509. The amount presented in our balance sheet is $755,331 and $788,177, which represents the $982,047 and $1,017,143 due to us, less $228,966 and $228,966 that we owe to Royal Asset Management for leasehold improvements. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of Royal Asset Management. During the nine months ended September 30, 2020, we loaned an additional net $204,448 under these contracts.

If we do acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us.

On September 9, 2020, Diego Pellicer Worldwide, Inc. (“Registrant”) closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue LLC, is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in Q4 2020. As part of these transactions, Registrant received full payment of E2T2, LLC’s promissory note receivable, dated November 1, 2018, in the principal amount of $300,000, made by E2T2, LLC, as maker, and Registrant, as payee, as well as full payment of its outstanding promissory note receivable, dated February 27, 2020, in the principal amount of $50,000. Upon receipt of this payment of $50,000 plus accrued interest, Registrant made a payment of $34,264.84 to E2T2, LLC in order to “true up” its obligations under that certain E2T2, LLC promissory note, dated July 25, 2019, in the principal amount of $400,000 made in favor of Registrant.

Note 6 – Other Assets

Security deposits:   Security deposits reflect the deposits on various property leases, most of which require for two months’ rental expense in the form of a deposit. On May 6, 2019, $20,000 security deposit related to the Seattle leased location were expensed due to the sale of the Seattle leased location. As of September 30, 2020 and December 31, 2019, the remaining balance was $150,000 and $150,000, respectively.

Note 7 – Related Party Transactions

As of September 30, 2020 and December 31, 2019, the Company has accrued compensation to CEO, CFO and Director in the amount of $280,097, and $155,841, respectively, of which $94,060 and $5,245 are included in stock payable. As of September 30, 2020 and December 31, 2019, accrued payables due to former officers were $1,071,311 and $1,137,397. For the three months ended September 30, 2020 and September 30, 2019, total cash-based compensation to related parties was $90,000 and $122,099 respectively. For the nine months ended September 30, 2020 and 2019, total cash-based compensation to related parties was $270,000 and $379,597, respectively. For the three months ended September 30, 2020 and September 30, 2019, total share-based compensation to related parties was $86,687 and $136,616, respectively. For the nine months ended September 30, 2020 and 2019, total share-based compensation to related parties was $213,714 and $661,742 respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

At September 30, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrued interest at the rate of 8% per annum and was payable upon the earlier date of (i) the second anniversary date of the promissory notes, (ii) the date all of the current investor notes, in the outstanding aggregate principal and accrued interest amount of approximately $1,480,000 at September 30, 2016, have been paid in full and the Company has achieved gross revenues of at least $3,000,000 over any consecutive 12-month period. The balance of related party note was $140,958 and $140,958 at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 with third parties for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extended the maturity date to October 31, 2018. As of September 30, 2020 and December 31, 2019 the outstanding principal balance of the note was $133,403. As of September 30, 2020, the note was past the maturity date, however the Company has not yet received a default notice.

On April 22, 2020, the Company was granted a loan from Numerica Credit Union, in the aggregate amount of $56,444, pursuant to the Paycheck Protection Program, (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a note dated April 22, 2020 issued by the Borrower, matures on April 22, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing October 22, 2020. There have not been any payments made towards this loan, as the full amount of the loan expects to be forgiven when the company applies for forgiveness. Application for loan forgiveness is due ten months from the last day of the twenty-four week window that the company has to spend the money from the disbursement date of the loan on April 22, 2020. The loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On June 30, 2020, the Company was granted a loan from the Small Business Association, in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan, (the “EIDL”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Company received the net funds of $149,900 on July 2, 2020. The loan, which was in the form of a note dated June 30, 2020 issued by the Borrower, matures on June 30, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing June 30, 2021. The loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Funds from the Loan may be used solely for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which will be deducted from the loan amount stated above. The Company intends to use the entire Loan amount for qualifying expenses.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders shall have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature was recognized as an embedded derivative and was valued using a Binomial Option Pricing Model that resulted in a derivative liability of $4,015,091, and $4,834,190 at September 30, 2020 and December 31, 2019, respectively. All notes accrue interest ranging from 8% to 12% and will mature in 2020.  In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to common stock during the nine months ended September 30, 2020, and the nine months ended September 30, 2019. The tables below provides the note payable activity for the nine months ended September 30, 2020, and the nine months ended September 30, 2019, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,239	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	394,001
Conversion of convertible notes	(119,000)	(39,843)	(79,157)	(128,583)
Repayment of convertible notes	(7,500)	—	(7,500)	—
Change in fair value of derivatives	—	—	—	(1,084,517)
Amortization	—	(942,602)	942,601	—
Balance September 30, 2020	$3,243,275	$34,794	$3,208,474	$4,015,091

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,167	$1,173,319	$6,000,830
Issuance of convertible notes	870,500	886,725	(16,225)	1,656,840
Conversion of convertible notes	(767,533)	(210,217)	(557,316)	(835,725)
Repayment of convertible notes	(122,500)	—	(120,500)	(56,197)
Change in fair value of derivatives	—	—	—	(1,873,119)
Amortization	—	(1,409,516)	1,409,516	—
Balance September 30, 2019	$3,306,954	$1,418,159	$1,888,795	$4,892,629

During the nine months ended September 30, 2020, the Company entered into a convertible note in an aggregate amount of $103,000 which is a twelve months maturity, bearing 12% interest per annum. The note is convertible at 35% discount to the average of the two lowest Volume Weighted Average Prices (VWAPs) during the previous ten (10) trading days to the date of a Conversion Notice. This note was partially converted to common stock in the amount of $30,000 on September 28, 2020 along with accrued interest in the amount of $2,042, for a total of 5,733,397 shares converted. A loss on extinguishment of debt of $1,884, extinguishment of debt discount of $14,466 and reduction of derivative liabilities of $25,485 have been recorded related to this conversions The remaining balance on this convertible loan is $73,000 at the end of the quarter, with accrued interest of $4,968. The conversion features related were determined in the amount of $60,362 using Binomial Option Pricing Model.

During the nine months ended September 30, 2020, $7,500 of note principal and $819 of accrued interest were repaid to a debt holder.

During the nine months ended September 30, 2020, $89,000 of notes unrelated to the above mentioned $30,000 conversion, $6,282 of accrued interest and $210 additional fee was converted into 13,767,631 shares of common stock. A loss on extinguishment of debt of $1,931, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $97,838 have been recorded related to these conversions. As of September 30, 2020, several convertible notes in aggregate principal of $3,175,275 were past their maturity dates, however the Company has not yet received a default notice. No default or penalty was paid or required to be paid.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and related fair values for the nine months ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
Risk-free interest rates	0.10-0.11%	1.92%
Expected life (years)	0.25 – 0.50	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	147 - 165%	70 - 557%

Note 10 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On December 16, 2019, Diego Pellicer Worldwide sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, Registrant’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designations provides Registrant with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability of $165,218, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On December 31, 2019, the fair value of the conversion feature was a derivative liability of $190,131, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the year ended December 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250. For the nine months ended September 30, 2020, the company converted 140,000 shares of series C preferred stock along with related discount to 21,744,479 shares of Common Stock per the terms of the Agreement. As of September 30, 2020, there were 0 shares outstanding related to this issuance.

On March 3, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10% to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability of $88,868 valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. During the nine months ended September 30, 2020, the company converted 55,800 shares of series C preferred stock along with related discount to 10,598,864 shares of Common Stock per the terms of the Agreement. As of September 30, 2020, there were 0 shares outstanding related to this issuance.

On April 14, 2020, Diego Pellicer Worldwide sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability of $82,028 valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. On September 30, 2020, the fair value of the conversion feature was a derivative liability of $63,206, valued using a Binomial Option Pricing Model, associated with Series C Preferred Shares. The Series C Preferred Stock is classified as temporary equity due to that the shares are immediately convertible at the option of the note holder. During the nine months ended September 30, 2020, we recorded $67,201 accretion of discount and $2,583 of accrued dividend. As of September 30, 2020, there were 55,800 shares outstanding and a discount of $42,882.

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	111,600	111,600	—	170,896
Conversion of Series C Preferred shares and accrued dividend	(206,561)	(132,768)	(73,793)	(302,127)
Accretion of conversion feature on Series C preferred stock	13,345	(67,200)	80,545	15,610
Change in fair value of derivatives	—	—	—	(11,304)
Balance September 30, 2020	$58,324	$42,882	$15,502	$63,206

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020	September 30, 2019
Risk-free interest rates	0.12 – 0.14%	1.53 – 2.60%
Expected life (years)	1.2 – 1.54	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	171.7 – 180.1%	70 - 557%

Common Shares

During the nine months ended September 30, 2020, $119,000 of notes, $8,166 of accrued interest and $210 additional fee was converted into 19,501,028 shares of common stock. A gain on extinguishment of debt of $1,255, extinguishment of debt discount of $39,843 and reduction of derivative liabilities of $128,583 have been recorded related to these conversions. As of September 30, 2020, 5,733,397 shares were authorized, but not issued as of September 30, 2020.

During the nine months ended September 30, 2020, 2,553,969 shares of common stock were issued for related party services valued at $65,633. These shares have been removed from shares to be issued as of September 30, 2020. As of September 30, 2020, 3,907,356 shares, valued at $28,296 for related party services, had not been issued. These were classified as shares to be issued at September 30, 2020.

During the nine months ended September 30, 2020, 32,343,343 shares of common stock were issued as a result of the conversion of 195,800 shares of Series C Preferred shares.

During the nine months ended September 30, 2020, 5,196,378 shares of common stock, valued at $63,403 for services, were authorized. 2,000,000 of the shares were issued during the nine months ended September 30, 2020. As of September 30, 2020, 3,196,378 shares, valued at $37,803 for services, had not issued. These were classified as shares to be issued at September 30, 2020.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2020:

Balance at December 31, 2019	$967
Issuance of warrants	—
Change in fair value during period	334
Balance at September 30, 2020	$633

The following assumptions were used in calculations of the Binomial Option Pricing Model for the periods ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020	December 31, 2019
Annual dividend yield	0%	0%
Expected life (years)	0.17-7.13	0.42 – 8.13
Risk-free interest rate	0.11 – 0.55%	1.56 – 2.40%
Expected volatility	234.4 - 239.7%	165 - 318%

The following represents a summary of all common stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	211,826	$10.08	3.51
Expired	(78,031)	$30.00	-
Balance outstanding, September 30, 2020	133,795	$10.08	3.22
Exercisable, September 30, 2020	133,795	$10.08	3.22

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant of which 124,000 shares of Common Stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of September 30, 2020, 88,750 shares had been granted, with 10,000 of those shares granted with warrants attached. There remain 35,250 shares available for future grants.

During the nine months ended September 30, 2020 and 2019, the Company recorded total option expense of $121,785. Unamortized stock option expense at September 30, 2020 is $5,416, which will be charged to expense in remaining months of 2020. The aggregate intrinsic value of stock options outstanding at September 30, 2020 is $0.

The following represents a summary of all common stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2019	172,479	$5.29	5.47
Granted	—	—
Balance outstanding, September 30, 2020	172,479	$5.25	5.22
Exercisable, September 30, 2020	172,479	$5.25	5.22

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2020 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.64 years.

As of September 30, 2020, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2020 remaining	$241
2021	863
2022	719
2023	733
2024	445
2025 and beyond	45
Total	3,046
Less: amount representing interest	(576)
Present value of future minimum lease payments	2,470
Less: current obligations under leases	678
Long-term lease obligations	$1,793

The Company has executed a series of agreements that will cancel the master lease on it Elizabeth street cannabis cultivation facility in Denver on October 21, 2020. It will allow the Company to reduce its liability exposure in the Elizabeth Street cultivation facility while securing deferred rents due and future sublet payments for 3 years and 9 months, valued at $1,325,443. In addition, a $120,000 deposit on the property is being returned to the Company. This is a disclosed subsequent event, see Note 13.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Nine months ended
September 30, 2020
Operating lease costs	$508,199
Variable rent costs	349,336
Total rent expense	$857,535

Other information related to leases is as follows:

	Nine months ended
	September 30, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,577
Weighted-average remaining lease term - operating leases	3.64	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $1,080,382 and $1,257,255 during the nine months ended September 30, 2020 and 2019, respectively.

These three leases have three to five years terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $20,000-$40,000 plus variable triple net.

As of September 30, 2020, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
Remaining of 2020	$328
2021	1,154
2022	930
2023	944
2024	588
2025 and beyond	58
Total	$4,002

The Master Lease and Sublease Agreements of the property located at Elizabeth St in Colorado have been terminated as of October 21, 2020. The sublease income associated with that property, constituting approximately $2,139,000 of the above projected income for 2020 through 2025 and beyond. This is a disclosed subsequent event, see Note 13.

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreement provided  that additional shares will be granted each year over the term of the agreement should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gofiniatini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received  a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. In addition, prior to his departure in October 2019, Ron Throgmartin, the Company’s previous CEO, would receive a grant of additional shares to maintain his ownership at 7.5% of the Company’s outstanding stock. During the nine months ended September 30, 2020, the Company accrued compensation expense of approximately $92,034 on 6,461,325 shares of common stock under these agreements. During the year ended December 31, 2019, the Company accrued compensation expense of approximately $593,000 on 20,782,014 shares of common stock under these agreements.  As of September 30, 2020 and December 31, 2019, the ending balance of accrued compensation was $60,022 and $79,817, respectively.

During the three and nine months ending September 30, 2020 and 2019, the Company accrued compensation expenses as follows:

	Three Months ending September 30, 2020	Three Months ending September 30, 2019	Nine Months ending September 30, 2020	Nine Months ending September 30, 2019
Compensation	$46,092	$224,941	$92,034	$539,957
Number of Shares	4,216,438	6,518,625	6,461,325	15,233,729

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250 , based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the three and nine months ended September 30, 2020, $13,452 and $21,086 was paid under this agreement, respectively. During the three and nine months ended September 30, 2019 no amounts were paid under this agreement. As of September 30, 2020 and December 31, 2019, the outstanding balance was $175,714 and $196,800, respectively, and is included in Accrued Payable – Related Party in the accompanying Consolidated Balance Sheet.

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

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252.06 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583.33 under certain condition, which the Company accrued in full as of the date of Mr Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500.  As of September 30, 2020 and December 31, 2019, the outstanding balance was $895,597 and $940,597, respectively.

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

On October 1, 2020, the company issued 5,769,230 shares of common stock for the stock payable due to JSJ as of September 30, 2020.

On October 12, 2020, the company converted $30,921.59 of the JSJ Convertible Note into 8,345,908 shares of common stock.

On October 14, 2020, the company converted 15,000 shares of series C preferred stock into 3,841,463 shares of common stock.

On October 21, 2020, the company converted 17,000 shares of series C preferred stock into 4,697,368 shares of common stock.

On October 22, 2020, the company converted 23,800 shares of series C preferred stock into 6,754,054 shares of common stock.

On October 29, 2020, the company converted $10,000 of principal and $2,072 of interest of the GS Capital Convertible Note into 4,432,759 shares of common stock.

On October 21, 2020, both the Master Lease and Sublease agreements at Elizabeth St were terminated. The termination of the Lease, and the obligations of Lessee thereunder, is subject to, and conditioned upon, Westward Summit, LLC, a Colorado limited liability company, whose address is 4242 Elizabeth Street, Denver, Colorado 80216 (as “Tenant”), Royal Asset Management, LLC, a Colorado limited liability company (as “Guarantor”), and Venture Product Consulting, LLC, a Colorado limited liability company (as “Guarantor”), entering into a present, valid, unconditional and fully enforceable Lease and Guaranty Agreement with Lessor for the Premises. The date of said Lease and Guaranty Agreement shall be the “Lease Termination Date” of the Lease which is the subject of this Agreement. Upon the Lease Termination Date, and in consideration of the Recitals, covenants, agreements, representations and warranties contained herein, the Lease shall be terminated and canceled and the term thereof is brought to an end as of said Lease Termination Date, with the same force and effect as if the term of said Lease was, by the terms and provisions thereof, fixed to expire on said Lease Termination Date, except as otherwise provided herein. Until said Lease Termination Date Lessee shall remain fully obligated and liable to Lessor for all obligations, covenants, warranties and conditions under the Lease. Per the termination agreement dated October 21, 2020 the Lessor was to return the $120,000.00 security deposit and prepaid rent to Lessee, plus a $55,000 commission for the releasing of the facility to Westward Summit, LLC, less $38,558 of deferred rents owed by the Lessee to Lessor from June 2017 through August 2017, for a total of $136,442. As of the date of this report, no such transactions have occurred. No settlement payments were exchanged in the termination of the master and sublease agreements.

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

During the first half of 2020, the company has embarked on a more inclusive approach to the industry and has explored the possibility of acquiring all the operations of its tenants in Colorado. The Colorado state laws now allow publicly traded companies to have a more direct role in ownership and management of cannabis companies which opens the door for the Company to acquire positive cashflow companies that would be additive to the consolidated balance sheet. The goal of the company was to act as the incubator of successful branded cannabis businesses, and then ultimately participate in their success by taking advantage of the cashflow and profitability of retail and grow facilities by acquiring them as the laws might permit.

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

States with legalized marijuana

Thirty five states and the District of Columbia have laws broadly legalizing marijuana in some form. Fifteen states and the District of Columbia have legalized marijuana for recreational use with the largest market by far, California, becoming legal.

The majority of all states allow for use of medical marijuana under certain circumstances. Some states have also decriminalized the possession of small amounts of marijuana. The industry is operating under stringent regulations within the various state jurisdictions.

This map shows current state laws and recently approved ballot measures legalizing marijuana for medical or recreational purposes.2

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

In May 2019, Colorado Governor Polis signed into law House Bill 19-1090. It is generally referred to as the “Public Company” bill because it allows public companies to own Colorado marijuana licenses for the first time. This law went into effect on November 1, 2019 and the Company was instrumental in guiding the language in the final regulations, that favor companies like Diego Pellicer Worldwide.

Recent developments at the federal level

Pressures from the states with legalized cannabis industries have been exerted by those state’s Senators and Congressmen. Both informal and formal efforts have been increased by these states. The following are the most recent:

In an April 2018 conversation with Republican U.S. Sen. Cory Gardner, President Donald Trump pledged to keep the Department of Justice from interfering with state cannabis laws and, perhaps more significantly, support legislation protecting state-legal marijuana businesses. White House officials later confirmed the president’s policy stance.

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

Whether any significant reform of federal marijuana policy happens in 2020 and what shape it could take remains an open question, but it’s clear that attitudes toward cannabis on Capitol Hill are shifting.

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

The Company’s first phase strategy is to acquire or lease and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego’s first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The Company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company’s values and strictly complies with state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant’s operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. At the appropriate time Diego will execute the acquisition contracts, consolidate our selected tenants and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

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

Value proposition 2: With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego’s option, and At the appropriate time introduces our second value proposition-ownership of operations in an industry that is projected to exceed $30 billion by 2022.

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

What we accomplished in 2020

Building on the strategies incorporated in 2019 and a strong management team, the Company continued its growth in the Colorado market focusing on protocols, branding and market share for our tenant. In the first half of 2020 considerable challenges were encountered with the COVID-19 pandemic. Many businesses were shuttered and significant shrinking of the economy was felt by all industries. The economic injuries caused by the pandemic may have instigated the termination of master and subleases in October 2020 at the cultivation warehouse on Elizabeth St in Denver, CO. The Company focused on core principals of expanding our market and elevating our premium brand. This helped lead our branded tenant in Denver Colorado to experience significant growth in year on year revenues, including record breaking months in April and May. Most of the growth came from exotic and premium products which the Company has continually stated as the key to success in this industry. The Company moved forward with acquisition negotiations in Colorado and will continue to expand our market share.

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

Diego’s Washington tenant opened our first flagship store in Seattle in October 2016. On May 6, 2019, the Company entered into an agreement with a third party, which the Company sold the Seattle leased location provided $550,000 in capital and executive resources for expansion which the company allocated to its efforts in a new location and cannabis grow facilities in Colorado. The Colorado tenant opened the Diego Denver branded flagship store in February 2017. In addition, Diego’s two cultivation facilities in Denver, CO began production in late 2016. The retail facilities have shown steady growth in sales since their opening. The three Colorado properties were subleased to a single entity. The Company is currently exploring the acquisition of this entity. In October 2020, the master and sublease associated with the 18,600 sq. Cultivation warehouse in Denver were terminated.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to three months ended September 30, 2019

After rental expense the gross margins on the lease were as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Increase (Decrease)
	2020	2019	$	%
Revenues
Net rental revenue	$351,502	$388,218	$(36,716)	(9)%
Rental expense	(283,916)	(280,613)	(3,303)	1%
Gross profit	67,586	107,605	(40,019)	(37)%
General and administrative expenses	356,305	349,608	6,697	2%
Selling expense	9,552	12,269	2,717	22%
Depreciation expense	-	-	-	-%
Income/(Loss) from operations	$(298,271)	$(254,272)	$43,999	17%

Revenues.  For the three months ended September 30, 2020 and 2019, the Company leased three facilities to licensees in Colorado. Total revenue for the three months ended September 30, 2020 was $351,502, as compared to $388,218 for the three months ended September 30, 2019, a decrease of $36,716. The decrease is due to a reduction of the base rent at the W. Alameda Property from March 2020 on.

Gross profit.  Rental revenue for the periods ended September 30, 2020 decreased over the prior three months ended September 30, 2019, resulting in a gross profit of $67,586.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2020 were $356,305, compared to $349,608 for the three months ended September 30, 2019. The decline of $6,697 was largely attributable a reduction in executive stock compensation and consulting fees during three months ended September 30, 2020.

Selling expenses.  Our selling expenses for the three months ended September 30, 2020 were $9,552, compared to $12,269 for the three months ended September 30, 2019. The decline of $2,717 was due to reduction of services used related to selling and marketing.

	Three Months Ended September 30,	Three Months Ended September 30,	Increase (Decrease)
	2020	2019	$	%
Other income (expense)
Other income (expense)	$44,118	$145	$43,973	303%
Interest expense	(207,427)	(856,017)	648,590	(75)%
Extinguishment of debt	(677)	88,063	88,740	1,000%
Change in derivative liabilities	(372,217)	2,467,245	2,839,462	1,151%
Change in value of warrants	362	1,038	676	65%
Total other income (loss)	$(535,841)	$1,700,474	$(2,236,315)	(1,315)%

The Net Other Income was the effect that the decline in market value of the Company’s stock had on the derivative liability of $3,588,134 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the three months ended September 30, 2020 were $32,890, compared to $30 for the three months ended September 30, 2019. The increase of $32,860 was due to income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

After rental expense the gross margins on the lease were as follows:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2020	September 30, 2019	$	%
Revenues
Net rental revenue	$1,080,382	$1,257,255	$(176,873)	(14)%
Rental expense	(857,535)	(858,136)	(601)	0%
Gross profit	222,847	399,119	(176,272)	(44)%
General and administrative expenses	883,449	1,272,086	(388,637)	(30)%
Selling expense	24,593	42,406	(17,813)	(42)%
Depreciation expense	-	139,595	(139,595)	100%
Income/(Loss) from operations	$(685,195)	$(1,054,968)	$(369,773)	(128)%

Revenues.  For the nine months ended September 30, 2020 and 2019, the Company leased three facilities to licensees in Colorado. Total revenue for the nine months ended September 30, 2020 was $1,080,382, as compared to $1,257,255 for the nine months ended September 30, 2019, a decrease of $176,873, because we sold the Seattle leased location on May 6, 2019.

Gross profit.  Rental revenue for the periods ended September 30, 2020 decreased over the prior nine months ended September 30, 2019, resulting in a gross profit of $222,847. This was due to the sale of the Seattle leased location on May 6, 2019.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2020 were $883,449, compared to $1,272,086 for the nine months ended September 30, 2019. The decrease of $388,637 was largely attributable a reduction in executive stock compensation and consulting fees during nine months ended September 30, 2020.

Selling expenses.  Our selling expenses for the nine months ended September 30, 2020 were $24,593, compared to $42,406 for the nine months ended September 30, 2019. The decline of $17,813 was due to reduction of services used related to selling and marketing.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2020	September 30, 2019	$	%
Other income (expense)
Other income (expense)	$109,897	$217	$109,680	505%
Interest expense	(1,502,078)	(2,468,228)	966,150	(39)%
Gain on sale of lease	-	534,649	(534,649)	-%
Extinguishment of debt	(1,255)	218,196	(219,451)	(1005)%
Change in derivative liabilities	1,095,821	1,873,119	(777,298)	(41)%
Change in value of warrants	334	15,114	14,780	97%
Total other income (loss)	$(297,281)	$173,067	$(470,348)	(271)%

The Net Other Income (Loss) was the effect that the decline in market value of the Company’s stock had on the derivative liability of $3,588,134 offset by recording the cost of triggering technical default penalties on certain convertible notes and the financing costs of new debt incurred by the Company. Our other income for the nine months ended September 30, 2020 was $109,897, compared to $217 for the nine months ended September 30, 2019. The increase of $109,680 was due to interest income, late payment fee income, and income from the receivables owed by the our sublease tenant of the Company’s Colorado properties and affiliates of the tenant.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2020	September 30, 2019	$	%
Net Cash used in operating activities	$(326,196)	$(424,519)	$97,647	(23)%
Net Cash provided by financing activities	398,944	726,000	327,056	45%
Net Increase/(Decrease) in Cash	72,749	301,481	229,409	76%
Cash - beginning of period	317,446	60,437	257,009	425%
Cash - end of period	$390,195	$361,918	$27,600	7.6%

Operating Activities.   For the nine months ended September 30, 2020, the net cash used of $326,196 was a decrease over the same period of the prior year of net cash used of $424,519. The loss from operations after non-cash adjustments from prior year reflected a decrease of $2,179,736 under the prior year, and a decrease in net assets and liabilities of $234,191.

Financing Activities.  During the nine months ended September 30, 2020, $100,000 in proceeds were from convertible notes payable and $100,000 from the sale of preferred stock. Payments of convertible notes payable was $7,500. For the nine months ended September 30, 2019, $100,000 in proceeds were from convertible notes payable. Payment of debt cost was $8,225.

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

Critical Accounting Policies

For the nine month period ending September 30, 2020, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, $119,000 of notes, $8,166 of accrued interest and $210 additional fee was converted into 19,501,028  shares of common stock.

On July 3, 2020, Diego Pellicer Worldwide issued 2,000,000 shares of Common Stock in return for services rendered during fiscal year 2020. The Company will be issuing an additional 2,000,000 shares of Common Stock on December 31, 2020.

On July 20, 2020, Diego Pellicer Worldwide issued 1,800,000 shares of Common Stock in exchange for 12,000 shares of Series C Convertible Preferred Shares to Geneva.

On July 29, 2020, Diego Pellicer Worldwide issued 3,181,818 shares of Common Stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 4, 2020, Diego Pellicer Worldwide issued 2,423,077 shares of Common Stock in exchange for 15,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 10, 2020, Diego Pellicer Worldwide issued 3,387,097 shares of Common Stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 14, 2020, Diego Pellicer Worldwide issued 3,442,623 shares of Common Stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 24, 2020, Diego Pellicer Worldwide issued 2,570,105 shares of Common Stock in exchange for 13,952 shares of Series C Convertible Preferred Shares to Geneva.

On September 3, 2020, Diego Pellicer Worldwide issued 3,818,182 shares of Common Stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 9, 2020, Diego Pellicer Worldwide issued 3,818,182 shares of Common Stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 11, 2020, Diego Pellicer Worldwide issued 2,962,500 shares of Common Stock in exchange for 15,800 shares of Series C Convertible Preferred Shares to Geneva.

On September 28, 2020, Diego Pellicer Worldwide issued 5,733,397 shares of Common Stock in exchange for $30,000 on convertible note held by JSJ Investments.

All of the foregoing sales of notes, securities and common stock conversions were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof, since these issuances represented transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Example disclosures are not presented. For any indebtedness of the registrant exceeding 5% of the total consolidated assets of the registrant, if there has been material default in the payment of principal, interest, a sinking or purchase fund installment or any other material default. For material defaults in the payment of principal, interest, or a sinking or purchase fund installment, the registrant must state the amount of the default and the total amount in arrears as of the filing date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: November 20, 2020	By:	/s/ Nello Gonfiatini III
Nello Gonfiatini III, Chief Executive Officer
(Principal Executive Officer)