Form 10-K
period 2020-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2021-04-12
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(516) 900-3799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Shares, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” a “smaller reporting company,” and emerging growth company in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $1,730,402, using the June 30, 2020 closing price of the Registrant’s common stock of $0.0128/share. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 31, 2021, the registrant had 222,327,908 shares issued and outstanding.

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

The Company’s first phase strategy is to lease and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego’s first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The Company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company’s values and strictly complies with respective state laws, follows strict safety and testing requirements and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

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

Diego Pellicer Management Company, a wholly owned subsidiary, will license the upscale Diego Pellicer (“DP”) brand to qualified operators and receive royalty payments, while providing expertise in retail, product and manufacturing from Diego’s management team.

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

Value Proposition 2:

With each lease, Diego negotiates an acquisition contract with selected licensed tenants to acquire their operations. This contract will be executed at Diego’s option, and upon changes to federal law, introduces our second value proposition-ownership of operations.

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

Why We Believe this is a Winning Strategy

Should the United States and countries around the world legalize the commerce of marijuana, Diego is positioning itself to be a dominate player in the marijuana marketplace. Diego will accomplish this by being a fully integrated marijuana retail operation and premium brand, capitalizing on the beautifully designed retail stores offering the finest quality products at competitive prices.

Most industries evolve through the same business cycle. Many small independent companies initially operate in fragmented markets in the early stages. Then there is a consolidation of the industry, with the consolidators thriving and the independent companies dwindling. The larger companies have access to cheaper capital, lower costs, better merchandising, brand name recognition, and more efficient operations. This is what we offer our tenants when negotiating the lease: an agreement to acquire them when marijuana is legalized. This gives the tenant the ultimate opportunity to participate in the rapid consolidation that we believe will happen when marijuana is legalized. This consolidation will result in companies that have been unable to participate in the rapidly growing industry to be scrambling to enter the space. Diego and its tenants will already be established and consolidated. As an exit strategy, we want to position Diego to be a likely candidate for acquisition or a major player in the marketplace.

Recent Developments

2020 was a time of continued growth and a change of focus for the Company. An effective and experienced team was assembled from within our operators to develop our management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, marketing, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and to begin the expansion into different markets in the US. Much of the Company’s debt is being renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

New markets were explored. Three facilities continued to see year upon year increases in revenues, which lead to increased rental revenue cash-flow to the Company. In 2020, Diego focused on our Colorado operations, and divested itself from one of the grow facilities in Denver Colorado to conserve cash and secured all the future rent due under the sublease agreement. Diego received revenues from three Colorado facilities, and continued to receive revenues from the divested leased property. Diego now had three facilities generating rent in 2020 for the year and we have actively been expanding in the Colorado markets with potential acquisitions for our tenants, and our management company. The tenants growing their sales and improving operational efficiency. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2020 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse -Terminated	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO

Diego’s Denver Colorado tenant opened our first grow store in Seattle in October 2016. On October 21 2020, the Company entered into an agreement with a third party, which the Company sold the Elizabeth Street leased location operation securing all the future premium rents due under the extended lease agreement The Colorado tenant opened the Diego Denver branded grow facility in February 2017. The retail facilities have shown steady growth in sales since their opening. The three Colorado properties were subleased to a single entity. The Company is currently is exploring the acquisition of this entity.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

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

The Industry: Retail Sales Continue to Rise Rapidly

Legalization of marijuana is a very recent movement. California was the first to legalize in 1996 when medical marijuana was approved. Eleven states and the District of Columbia have legalized the drug for recreational purposes, according to the National Conference of State Legislatures. More than half the states (36) – plus the District of Columbia, Guam and Puerto Rico – have legalized it for medical purposes. The list of states that have legalized marijuana could expand this November. Voters in Michigan and North Dakota will decide whether to allow recreational use. Marijuana remains illegal under U.S. federal law.

The growth in public support for legal marijuana comes as a growing number of states have legalized the drug for medical or recreational purposes in recent years.

About 7-in-ten Americans (74%) say the use of marijuana should be legalized, reflecting a steady increase over the past decade, according to a new Pew Research Center survey. The share of U.S. adults who support marijuana legalization has changed from about a year ago – when 62% favored it – but it is more than double what it was in 2000 (31%).

As in the past, there are wide generational and partisan differences in views of marijuana legalization. Majorities of Millennials (74%), Gen Xers (63%) and Baby Boomers (54%) say the use of marijuana should be legal. Members of the Silent Generation continue to be the least supportive of legalization (39%), but they have become more supportive in the past year.

Source: Pew Research Center

Annual cannabis retail sales continue to grow year-over-year as new markets emerge and more states legalize medical and recreational marijuana. Sales in 2024 are projected to increase to over $30 billion

By 2024, annual retail marijuana sales in the United States could top $35 billion, which would represent more than a 260% increase from 2019.

Source: 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc

Source: 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The retail and medical marijuana industry brought in an estimated $39 - $48 billion of economic impact in 2019 just in the USA. By 2024, we expect the potential for the industry to surpass $120 billion in annual economic benefit.

Estimates for economic impact are based on an impact multiplier of 3.5. This means that for every $1 consumers spend at dispensaries or recreational stores, another $2.50 in economic benefit will be created in the cities, states and ultimately the nation.

Here are some of the factors in this overall economic impact:

●	The launch of new businesses
●	Hundreds of millions of dollars in state and local taxes
●	Real estate investments
●	Visiting tourists spending money to legally consume
●	Marijuana employees circulating earnings back into the economy

The marijuana labor market has increased about 38% over last year with marijuana industry supporting about 240,000-295,000 employees. A majority of this growth has come from other states legalizing marijuana use over the last few years including California, which is the next market Diego is focusing its attention on for acquisitions, and branding agreements. In 2019, marijuana employment surpassed that of the technology industry of web developers and is fast approaching the number of clergy in the USA.

The continued growth in the cannabis market, including legalizing the growing and retailing of hemp based products, has boosted the rapid growth in employees and retail sales. The industry is expected to add more than 430,000 full-time jobs between now and 2024 with compounding annual growth rates of 22% and should lead to over 575,000 jobs by 2024.

Outside of California, however, sales are expected to continue climbing, bolstered by ongoing growth in mature markets like New Mexico and Arizona, increased patient access in Florida and new Medical Marijuana (MMJ) programs coming online in Maryland and Pennsylvania. The transition to fully regulated, state-licensed MMJ sales in Michigan has caused some short-term instability, but it remains one of the largest medical markets in the country and will likely continue to form the foundation of the MMJ industry for years to come.

As more states continue to legalize medical and recreational marijuana sales, an ever increasing number of adults are introduced, or re-introduced to the product. Continued research into the benefits of Cannabidiol (CBD) derived from both the Marijuana and hemp plants, has catapulted the cannabis industry into the mainstream media. Legal sales of recreational and medical marijuana reached about $18.6 billion in sales for 2020, about twice that spent on tobacco cigarettes. It is estimated that total demand for cannabis including legally produced product is in excess of $50 - $60 billion

By 2024, we project total retail and medical marijuana sales in the United States will reach approximately $37 billion annually - more than a threefold increase from estimated annual sales in 2017. Our estimates account for the fact that more states will likely legalize medical or adult-use marijuana in the coming years - though it’s difficult to predict when that will happen and how big those markets will be. Using a range of estimates that incorporate several factors - such as the likelihood of a given state passing a legalization measure, the size of the customer/patient base and time frame for the launch of sales - helps account for this uncertainty. Our approach is refined over time as more information becomes available.

It’s important to point out that the marijuana industry has a big and growing impact on the economy at large as the revenue it generates ripples across a community, city and/ or state - as well as the nation. To understand an industry’s economic impact, traditional macroeconomic multipliers can range anywhere from 10 to 20 times the original dollar spent. Based on new data from other industries, we’ve settled on a standard multiplier of 3.5 for the marijuana industry - a slight revision from last year’s multiplier of four.

In other words, for every $1 consumers/patients spend at dispensaries and rec stores, an additional $2.50 of economic value will be injected into the economy - much of it at the local level.

Source: 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc. (Note that our goal is to provide conservative, realistic financial forecasts that reflect the high degree of uncertainty in the industry. Total cannabis sales in any given calendar year are highly dependent upon progress made - or not made - in each individual state. California is currently the big wild card, as the slow rollout of its statewide regulatory system makes it difficult to get a handle on the exact size of this enormous market. As more information comes to light over time, it could change our estimates for California and, therefore, the industry at large.)

Where are the Greatest Market Opportunities?

All eyes are on California.

That’s the reality for nearly everyone involved in the global marijuana market. Companies around the world - from Europe to Canada to Israel and beyond - want a piece of the California market. But there are plenty of practical ramifications. No other state or federal government in the world has tried to implement such a wide-ranging regulatory system that affects tens of thousands of existing black- and gray-market businesses.

The bottom line: The sheer immensity of the California cannabis market is topped only by its complexity. And that complexity has led to major struggles and big wait times for entrepreneurs looking to tap the California market potential. California’s Marijuana (MJ) regulatory system covers a population of 40 million and includes incentives for existing businesses to transition to the licit tax-paying industry.

There are plenty of other hurdles for existing and future businesses as well, including local license caps from towns and counties that are hesitant to grant permits to any type of cannabis companies. As of early October 2018, only a fraction of local governments had opted to allow recreational use companies to set up shop within their borders, and state business permits are dependent on a company first obtaining local authorization of some sort. Plenty of companies are striving to play by the rules, but they’re often unable to stay in business while doing so because they haven’t been able to find locations that fit all the legal parameters for licensing.

The same is true for thousands of small-scale growers in California, as well as edibles makers, concentrate producers and other plant-touching businesses. One option for such companies, at least for now, is to focus on the medical marijuana market instead of recreational. Far more local governments allow limited medical companies than adult-use businesses. Obtaining such permits could be a stopgap move because, as time goes on, it’s likely that more and more local governments will decide to permit recreational use. Another option could be to pivot into an alternate cannabis sector, such as distribution or testing labs, given that there’s a dearth of both key business types in the state.

Hemp and CBD

Hemp was once prized for making rope. Two hundred years later, the plant still has us tied in knots. From a patchwork of state hemp rules to confusion among cannabis entrepreneurs about the definition of hemp, uncertainty reigns in the hemp industry. Hemp has long been bedeviled by its conflation with marijuana, and the Controlled Substances Act banned its production for decades. That changed in 2014, when the U.S. Farm Bill opened the door for a hemp revival in states willing to experiment (and control) the crop’s return to legal production. The federal government defines hemp as cannabis sativa with a THC content at or below 0.3%.

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

The U.S. hemp experiment is still unfolding. Market conditions vary widely. Some states ban all hemp production; others allow some but not all farmers to grow it; and a handful of states invite all farmers to try hemp and even offer to help market the crop and find companies to process it. U.S. agriculture authorities consider hemp legal only if it is grown as part of a state-backed pilot project, so the USDA keeps no records of the nation’s nascent hemp industry.

Not all U.S. states use the federal THC guidelines to define hemp, and the 0.3% THC threshold has little basis in science, meaning that scientists don’t agree how much THC a plant needs to produce a high when heated and consumed. Cannabis plants have more than 100 cannabinoids, of which THC is only one, and hemp products with no detectable THC can still be considered psychoactive if they contain cannabinoids that relieve anxiety or depression. At least one state, Iowa, explicitly dictates that cannabidiol is legal but high THC marijuana is not legal - then goes on to say it accepts cannabidiol with a THC limit 10 times higher than the federal threshold for legal hemp.

Still, the 0.3% THC threshold is a useful metric for dividing marijuana from hemp, and it is the standard used in the industry.

Longtime hemp prohibition in the United States has left the industry frozen in time. There is little modern agricultural equipment appropriate for hemp harvesting and processing, and the crop likely won’t match the market share it enjoyed before the Industrial Revolution, when hemp fibers were commonly used in commercial fabrics. Today, hemp’s value comes mostly from its flower, rich in cannabinoids beyond THC. The most valuable as of this report is CBD, a cannabinoid with established therapeutic uses including pain relief and reducing muscle spasms associated with epilepsy or muscular sclerosis.

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

Source: 2018 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

What Benchmarks could Diego be Measured Against?

Diego was one of the first to the market with a real estate holding and branding business model; however, other companies have since adopted similar strategies. Key differentiators between Diego and its competitors are superior branding, optimized build-out and turnkey grow and retail development, pre-negotiated acquisition contracts, and most importantly a branded management company. Table 4 provides a financial benchmark of other cannabis entities.

Table 4: Financial Benchmark-thousands

	Market Cap at 12/31/2020		Revenue	Cost of Revenue	Gross Margin %	Net Profit (Loss)	For the year ended
General Cannabis Corp. (CANN)	$54	M	$7,120	$5,467	23%	$(7,680)	12/31/2020

Mountain High Acquisitions Corp. (MYHI)	11	M	-	-	N/A	(486)	3/31/2020

Innovative Industrial Properties, Inc. (IIPR)	4,476	M	116,896	4,952	96%	65,730	12/31/2020

M J Holdings Inc. (MJNE)	37	M	898	1,188	N/A	(8,272)	12/31/2019

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

Attorney General Jeff Sessions’ January 2018 decision to rescind the Cole Memo raised some concerns in the marijuana industry that federal officials may try to interfere with legal cannabis. Those concerns, for the most part, haven’t materialized, but the scare did get many marijuana businesses thinking about the possibility of federal interference and what could be done about it.

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

Several bills have been introduced to Congress seeking to reform federal marijuana laws in different ways, including the removal of cannabis from the list of controlled substances, allowing MJ companies to access traditional banking services and amending the IRS code to more fairly tax cannabis businesses. Similar bills have been introduced in previous sessions of Congress, but none have gained significant traction. This time, however, may be different, as marijuana reform has become a bipartisan issue that has the support of many prominent Democrats and Republicans.

As the Biden administration continues to dive deeper into its policy agenda, cannabis is a topic to watch. Though the administration has been focused on tackling immediate priorities, marijuana is likely to rise to the surface in the near term.

The Current Landscape

President Biden’s views on marijuana legalization—as well as the Democratic Party’s—have evolved over time, as reflected in the 2020 Democratic Party Platform. In it, the party stated it would “decriminalize marijuana use and reschedule it through executive action on the federal level. [It would] support legalization of medical marijuana, and believe[d] states should be able to make their own decisions about recreational use.” Medical marijuana is legal in 36 states, and since February 2021, when New Jersey passed its own legalization bill, recreational cannabis is legal in 15. Additionally, some states such as Mississippi, where recreational use is not legal, have agreed to lessen the penalties for possession, while other states like Illinois are expunging arrests related to marijuana possession. New York Governor Andrew M. Cuomo today signed legislation (S.854-A/A.1248-A) legalizing adult-use cannabis, fulfilling a key component of his 2021 State of the State agenda

With Democrats controlling Congress and the White House, and with the cannabis industry growing ever larger, many expect Congress to soon take up the issue of cannabis in earnest. “Ending the federal marijuana prohibition is necessary to right the wrongs of this failed [War on Drugs] and end decades of harm inflicted on communities of color across the country,” said Senate Majority Leader Chuck Schumer (D-NY), along with Cory Booker (D-NJ) and Ron Wyden (D-OR), in a February 2021 joint statement.

Bipartisan support is swelling. A December 2020 poll found that two-thirds of all Americans, including 51 percent of Republicans, supported a December 2020 bill to federally legalize marijuana. Although the House omitted marijuana legalization in its most recent COVID relief bill, there are three marijuana-related pieces of major legislation that could pass during this congressional term:

The SAFE Banking Act, which provides a path for the financial system with respect to cannabis.
The MORE Act, which addresses some of the societal injustices created by the War on Drugs.
The STATES Act, which protects individuals who comply with state laws regulating marijuana.
All three bills are expected to be re-addressed during this congressional term.

The Biden administration has yet to formally weigh in on or issue an executive order concerning marijuana reform. However, when asked at his confirmation hearing if he thought 2014 Financial Crimes Enforcement Network (FinCEN) guidance should be updated to “set expectation for financial institutions that provide services to cannabis-related industries” and what steps he would take, Deputy Secretary of Treasury nominee Adewale Adeyamo said that he planned to address the issue if confirmed.

What This Means for Business

Organizations of all types should be mindful of the current landscape as it relates to cannabis, given the impact the pending legislation will have on law and rulemaking in the workplace. However, two sectors should pay particularly close attention to action in this space: the investment community and the financial services industry.

Investment Community

Descheduling and decriminalizing marijuana, as well as legalizing it to any degree, would open a larger window of opportunity to list cannabis-related stocks on U.S. exchanges. While providing more legal oversight of the industry would offer the potential for more jobs and revenue by supplying incentive for more people and entities to dive into the industry, it would also open the door for fraud risk. New market entrants should be vetted, as the risk of counterfeit products is high. As they do when deciding to fund any new product or venture, investors should assess their safeguards and risk mitigation framework before diving in.

Financial Services Industry

Banks in particular have long had a complicated relationship with marijuana-related businesses (MRBs). For the most part, MRBs do not have access to the banking industry. They are unable to accept credit cards, deposit revenues, access loans, or write checks to meet payroll or pay taxes, which makes them vulnerable. However, until cannabis is federally legal, financial services will continue to be handled by local providers, such as credit unions, which presents both opportunities and risks. Since regulations vary from state to state, bringing on a MRB client is complex and does not always align with prescribed risk. However, as the $56 billion industry continues to grow, banks must continue to evaluate whether it makes financial sense to consider banking this contradictory industry.

Even if the current administration makes banking MRBs more feasible, financial institutions should still evaluate clients on a case-by-case basis, ensuring compliance is strong at the core. Banks will need to ensure that MRBs—like other high-risk clients—are equipped with the right technology, ample compliance staff training, and clear parameters on risks and red flags. As compliance teams increasingly find their mandates growing and their resources stagnating or shrinking, looking to outsourced financial crimes risk management solutions can also provide some reprieve and support for managing this risk.

Despite movement on the federal marijuana front, organizations of all types should be mindful that the law has not changed yet—and if change does occur at the federal level, consulting with legal counsel and third-party risk experts before engaging in any new sector or product remains advisable.

Source: K2 Integrity New York, NY

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved items

None.

Item 2. Properties

Our principal executive office is located at 6160 Plumas St. Suite 100, Reno NV 89519.

The Company leases real estate to licensed marijuana operators.

The properties generating rents in 2020 and 2019 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse – terminated October 2020	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) – sold in May 2019	4,500 sq.	Seattle	WA

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently exploring the acquisition of this entity, and the parties are in negotiations.

In October 2020, the master lease and sublease associated with the 18,600 sq. cultivation warehouse in Denver were terminated.

Our premises are suitable for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The table below sets forth the range of quarterly high and low closing sales prices for its common stock for 2020 and 2019. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ended December 31, 2020
First Quarter	$0.01	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

	High	Low
Year ended December 31, 2019
First Quarter	$0.02	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.12	$0.05

Record Holders

As of March 31, 2021, there were approximately 204 shareholders of record holding a total of 222,327,908 shares of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

Dividend Distributions

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common Stock in the foreseeable future.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Issuer Purchases of Equity Securities

We made no share repurchases during the year ended December 31, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds

During 2020, we issued 39,489,099 shares of common stock upon the conversion of $180,922 of notes and $14,702 of accrued interest.

During 2020, we issued 4,000,000 shares of common stock, valued at $51,200, for services.

During 2020, we issued 12,219,836 shares of common stock, valued at $177,323, for related party services.

On June 17, 2020, we issued 4,939,759 shares of common stock in exchange for 39,048 shares of Series C Convertible Preferred Shares to Geneva.

On July 20, 2020, we issued 1,800,000 shares of common stock in exchange for 12,000 shares of Series C Convertible Preferred Shares to Geneva.

On July 29, 2020, we issued 3,181,818 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 4, 2020, we issued 2,423,077 shares of common stock in exchange for 15,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 10, 2020, we issued 3,387,097 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 14, 2020, we issued 3,442,623 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On August 24, 2020, we issued 2,570,105 shares of common stock in exchange for 13,952 shares of Series C Convertible Preferred Shares to Geneva.

On September 3, 2020, we issued 3,818,182 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 9, 2020, we issued 3,818,182 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 11, 2020, we issued 2,962,500 shares of common stock in exchange for 15,800 shares of Series C Convertible Preferred Shares to Geneva.

On October 15, 2020, we issued 3,841,463 shares of common stock in exchange for 15,000 shares of Series C Convertible Preferred Shares to Geneva.

On October 22, 2020, we issued 4,697,368 shares of common stock in exchange for 17,000 shares of Series C Convertible Preferred Shares to Geneva.

On October 23, 2020, we issued 6,754,054 shares of common stock in exchange for 23,800 shares of Series C Convertible Preferred Shares to Geneva.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of growing market for legalized cannabis being made possible by the escalating legislation allowing for the legalization of cannabis operations in the majority of states:

The industry is operating under stringent regulations within the various state jurisdictions. The Company’s primary business plan is twofold: First to lease various properties to licensed operators in these jurisdictions to grow, process and sell cannabis and related products, and the second the Diego Pellicer Management Company, will license the upscale Diego Pellicer brand to qualified operators and receive royalty payments, while providing expertise in retail, product and manufacturing from Diego’s management team. The Company will also provide educational training, compliance consultation, branding, and related accessories to their tenants. These leases and management agreements are expected to provide substantial streams of income. We believe that as laws evolve, it is possible that we will have the opportunity to participate directly in these operations. Accordingly, the Company will selectively negotiate an option on our tenants’ operating company.

Source: Headset & 2020 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

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

2020 was a year of strategic alliances and developing a strong operating structure that would be used to compliment any new acquisition, and guiding our branded tenants. An effective and experienced team was developed from within our operators to develop our management company. The Company has been working diligently to renegotiate our debt and lower our convertible debt in anticipation of the merger and acquisition phase of the Company. The Company divested itself from a poor performing lease and secured all the potential future premium rents from our branded tenant, at the same time as securitizing deferred rents from this tenant in the form of a note with specific short term repayment functions. The Company has started numerous introductory discussions with potential acquisitions that would follow one of the key requirements at being additive to our consolidated financial statements.

Plans of Operation

Diego is currently exploring opportunities in California, Colorado, Nevada, Florida, Washington and other states. The Company will continue to raise capital to finance that expansion. This should result in increased revenues for the future and increased opportunities into new markets.

Going Concern Qualification

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,767,522 at December 31, 2020, and it has an accumulated deficit of $55,110,000 at December 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year ended December 31, 2020 compared to year ended December 31, 2019

After rental expense the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2020	December 31, 2019	$	%
Revenues
Net rental revenue	$1,265,137	$1,646,369	$(381,232)	-23%
Rental expense	(1,006,581)	(1,189,352)	182,771	15%
Gross profit	258,556	457,017	(198,461)	-43%
General and administrative expenses	1,029,185	2,521,649	(1,492,464)	-59%
Selling expense	32,940	52,605	(19,665)	-37%
Depreciation expense	—	139,595	(139,595)	-100%
Loss from operations	$(803,569)	$(2,256,832)	$1,453,263	64%

Revenues. For the year ended December 31, 2020 and 2019, the Company leased three facilities to licensees in Colorado. The year ended December 31, 2020 is the beginning of the third year of operations for these licensees. Diego, is no longer forbearing the premium rents contractually due from the tenant as a result of the cost of leasehold improvements, but is still forbearing the deferral of preopening rents. These will become recorded as revenue when the Company considers all the premium rents collectible considering the relative success of the tenant’s operations. These licensees have now had their opening year behind them and are experiencing increasing revenues in the second year of operations. The Company also divested itself from one of the underperforming leaseholds to conserve cash flow and negotiated from the tenant all the future premium rents due through the end of the lease. This is a significant event for the Company. In October 2020 one of the leases and the related sublease was terminated. As a result, total revenue for the year ended December 31, 2020 was $1,265,137, as compared to $1,646,369 for the year ended December 31, 2019, a decrease of $381,232.

Gross profit. Rental revenue for the period ended December 31, 2020 decreased over the prior year ended December 31, 2019, resulting in a gross profit of $258,556, a decrease of $198,461 from 2019 gross profit of $457,017.

General and administrative expense.  Our general and administrative expenses for the year ended December 31, 2020 were $1,029,185, compared to $2,521,649 for the year ended December 31, 2019. The decrease of $1,492,464 was largely attributable to a reduction in executive compensation and termination costs and fees.

Selling expense.  Our selling expenses for the year ended December 31, 2020 were $32,940, compared to $52,605 for the year ended December 31, 2019. The decline of $19,665 was due to reduction of services used related to selling and marketing

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2020	December 31, 2019	$	%
Other income (expense)
Interest income	$150,577	$153,782	$(3,205)	-2%
Other income	236,705	—	236,705	100%
Interest expense	(1,994,199)	(3,184,951)	(1,190,752)	-37%
Lease termination payments	33,851	-	33,851	100%
Gain on sale/termination of lease	55,256	534,649	(479,393)	-90%
Extinguishment of debt	(9,387)	218,196	(227,583)	-104%
Change in derivative liabilities	(670,152)	1,948,643	(2,618,795)	-134%
Change in value of warrants	491	15,609	(15,118)	-97%
Total other income (loss)	$(2,196,858)	$(314,072)	$(1,882,786)	-600%

The increase in net other expense resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt, plus a decrease in gain on the sale/termination of leases, partially offset by a decrease in interest expense and financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2020	December 31, 2019	$	%
Net Cash used in operating activities	$(346,448)	$(1,183,991)	$837,543	71%
Net Cash provided by investing activities	—	550,000	(550,000)	-100%
Net Cash provided by financing activities	356,866	891,000	(534,134)	-60%
Net Increase in Cash	10,418	257,009	(246,591)	-96%
Cash - beginning of year	317,446	60,437	257,009
Cash - end of year	$327,864	$317,446	$10,418	3%

Operating Activities. For the year ended December 31, 2020, the net cash used of $346,448 was a decrease over the same period of the prior year of $837,543. The loss from operations after non-cash adjustments decreased by $787,651 from the prior year.

Investing Activities. There were no investing activities for the year ended December 31, 2020. For the year ended December 31, 2019, proceeds from sale of the Seattle lease was $550,000.

Financing Activities. During the year ended December 31, 2020, we received $306,444 in proceeds from notes payable and convertible notes payable and $100,000 from the sale of preferred stock. Payments of convertible notes payable was $49,578. During the year ended December 31, 2019, $897,725 in proceeds were from convertible notes payable and $130,000 from the sale of preferred stock. Payments of convertible notes payable was $120,500 and debt cost was $16,225.

Critical Accounting Policies

Our critical accounting policies are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Diego Pellicer Worldwide, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statement of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of derivative liabilities

Description of the Matter

As disclosed in Notes 9 and 10 to the consolidated financial statements, The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of the Company’s common stock. The conversion feature is recognized as an embedded derivative and is valued using a Binomial Option Pricing Model. In addition, The Company has issued shares of Series C Convertible Preferred Shares, with an annual accruing dividend, for cash. The preferred shares provide the holder with the opportunity to redeem the shares at various dates. The holders may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a discount to the public market price. The Company values such liability based on the Binomial Option Pricing Model. Auditing the Company’s valuation of its derivatives is challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuation includes assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit

To test the valuation of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. We involved our external valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We also evaluated the Company’s financial statement disclosures related to these matters included in Note 9 and 10 to the Consolidated Financial Statements.

Collectability of Amounts Due from Lessees

Description of the Matter

As described in Note 5 to the consolidated financial statements, At December 31, 2020, the Company had amounts outstanding from its sublessee, and during 2020 one customer accounted for 100% of the Company’s revenues. ASC 842 requires the Company to assess the probability of collecting substantially all of the contractual lease payments. If collectability of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of future lease payments from its operators. The determination involves consideration of experience with the lessee, including the lessee’s payment history, if any, an assessment of the financial strength of the lessees, future contractual rents, and the timing of expected payments.

How We Addressed the Matter in Our Audit

To test the rental income recognized, we performed audit procedures that include, among others, confirming the amounts receivable balance, evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, underlying collateral and status of repayment. In addition, we tested the completeness and accuracy of the data used in management’s collectability analysis.

Macias Gini & O’Connell LLP

April 12, 2021
We have served as the Company’s auditor since 2019.
Irvine, CA 92618

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hall & Company Certified Public Accountants and Consultants, Inc.

We have served as the Company’s auditor since 2019

Irvine, CA
June 02, 2020

Diego Pellicer Worldwide, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets

Current assets:
Cash	$327,864	$317,446
Accounts receivable	523,958	391,273
Prepaid expenses	11,275	12,111

Total current assets	863,097	720,830

Other receivables	1,030,422	788,177
Security deposits	90,000	150,000
Right of Use Assets	1,062,592	3,009,163

Total assets	$3,046,111	$4,668,170

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$526,377	$514,196
Accrued payable - related parties	1,332,756	1,293,238
Accrued expenses	931,825	587,707
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	3,239,274	2,352,530
Derivative liabilities	5,997,865	5,024,321
Lease Liabilities	327,685	676,336
Warrant liabilities	476	967

Total current liabilities	12,630,619	10,723,656

Notes payable - long term	206,444	-
Lease Liabilities, net of current portion	715,488	2,299,152

Total liabilities	13,552,551	13,022,808

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, no shares and 140,000 shares issued and outstanding, net of discount of $0 and $131,250, respectively,	-	8,750

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 217,271,495 and 113,926,332 shares issued and outstanding, respectively	216	114
Additional paid-in capital	44,554,119	43,478,139
Stock to be issued	49,225	127,261
Accumulated deficit	(55,110,000)	(51,968,902)

Total deficiency in stockholders’ equity	(10,506,440)	(8,363,388)

Total liabilities and deficiency in stockholders’ equity	$3,046,111	$4,668,170

Diego Pellicer Worldwide, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues
Net rental revenue	$1,265,137	$1,646,369
Rental expense	(1,006,581)	(1,189,352)
Gross profit	258,556	457,017

Operating expenses:
General and administrative expenses	1,029,185	2,521,649
Selling expense	32,940	52,605
Depreciation expense	-	139,595
Loss from operations	(803,569)	(2,256,832)

Other income (expense)
Interest income	150,577	153,782
Other income	236,705	-
Interest expense	(1,994,199)	(3,184,951)
Lease termination payments	33,851	-
Gain on sale/termination of lease	55,256	534,649
Extinguishment of debt	(9,387)	218,196
Change in derivative liabilities	(670,152)	1,948,643
Change in value of warrants	491	15,609
Total other loss, net	(2,196,858)	(314,072)

Provision for taxes	-	-
Net loss	(3,000,427)	(2,570,904)
Accrued dividends and accretion of conversion feature
Deemed dividend on preferred stock	(140,671)	(43,968)
Net loss attributable to common stockholders	$(3,141,098)	$(2,614,872)

Loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	150,896,077	59,828,096

DIEGO PELLICER WORLDWIDE, INC
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2020 and 2019

	Redeemable Convertible
	Preferred Stock		Common Stock		Preferred Stock		Additional	Accumulated	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	to be issued	Total
Balance - December 31, 2018	-	$-	28,287,414	$28	-	$-	$40,378,973	$(49,354,030)	$710,838	$(8,264,191)
Sale of common stock	-	-	5,000	-	-	-	2,648	-	(2,648)	-
Issuance of common shares for services	-	-	4,987,610	5	-	-	481,179	-	(310,836)	170,348
Issuance of common shares for services - related parties	-	-	24,566,400	25	-	-	977,200	-	(245,196)	732,029
Common stock issued upon conversion of notes payable	-	-	48,684,667	48	-	-	1,583,887	-	(133,018)	1,450,917
Shares cancelled for convertible note	-	-	(675,759)	-	-	-	(108,121)	-	108,121	-
Cashless warrant exercise	-	-	8,071,000	8	-	-	(8)	-	-	-
Series C preferred stock issued for cash, net of costs and discounts	140,000	-	-	-	-	-	-	-	-	-
Accretion of conversion feature on Series C preferred stock		8,750	-	-	-	-	-	(8,750)		(8,750)
Fair value of warrants and options granted for services	-	-	-	-	-	-	162,381	-	-	162,381
Deemed dividends related to conversion feature of Series C preferred stock	-	-	-	-	-	-	-	(35,218)	-	(35,218)
Net loss	-	-	-	-	-	-	-	(2,570,904)	-	(2,570,904)
Balance - December 31, 2019	140,000	8,750	113,926,332	114	-	-	43,478,139	(51,968,902)	127,261	(8,363,388)
Issuance of common shares for services	-	-	4,000,000	4	-	-	51,196	-	2,719	53,919
Issuance of common shares for services - related parties	-	-	12,219,836	13	-	-	177,311	-	(66,772)	110,552
Common stock issued upon conversion of notes payable	-	-	39,489,099	39	-	-	328,847	-	(13,983)	314,903
Series C preferred stock issued for cash, net of costs and discounts	111,600	-	-	-	-	-	-	-	-	-
Series C preferred stock converted to common stock	(251,600)	(89,295)	47,636,228	46	-	-	432,020	-	-	432,066
Fair value of warrants and options granted for services	-	-	-	-	-	-	86,606	-	-	86,606
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	80,545	-	-	-	-	-	(80,545)	-	(80,545)
Deemed dividends related to conversion feature of Series C preferred stock	-	-	-	-	-	-	-	(60,126)	-	(60,126)
Net loss	-	-	-	-	-	-	-	(3,000,427)	-	(3,000,427)
Balance - December 31, 2020	-	-	217,271,495	$216	-	$-	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)

Diego Pellicer Worldwide, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(3,000,427)	$(2,570,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	139,595
Change in fair value of derivative liability	670,152	(1,948,643)
Change in value of warrants	(491)	(15,609)
Amortization of debt related costs	942,601	2,833,612
Noncash finance cost	100,000	-
Expense related to additional derivative liability	584,553	-
Extinguishment of debt	9,387	(218,196)
Stock-based compensation	192,475	1,014,756
Common stock payable issued for services	44,619	-
Gain on sale/termination of lease	(55,256)	(534,649)
Changes in operating assets and liabilities:
Accounts receivable	(132,685)	(222,414)
Prepaid expenses	836	42,059
Other assets	(242,243)	(463,416)
Security deposits	60,000	-
Accounts payable	12,181	(98,385)
Accrued liability - related parties	39,518	879,132
Accrued expenses	358,820	294,217
Lease liabilities	69,512	(107,236)
Contingent liabilities	-	(207,910)

Cash used in operating activities	(346,448)	(1,183,991)

Cash flows from investing activities:
Proceeds from sale of lease	-	550,000

Cash provided by investing activities	-	550,000

Cash flows from financing activities:
Debt costs	-	(16,225)
Proceeds from notes payable	206,444	-
Net proceeds from convertible notes payable	100,000	897,725
Repayments of convertible notes payable, net	(49,578)	(120,500)
Proceeds from sale of preferred stock, net	100,000	130,000

Cash provided by financing activities	356,866	891,000

Net increase in cash	10,418	257,009
Cash, beginning of year	317,446	60,437
Cash, end of year	$327,864	$317,446

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Lease liability related to termination of lease	$1,325,445	-
Notes converted to stock	$180,922	$842,712
Discount related to convertible notes and convertible Preferred C shares	$214,600	$905,500
Accrued interest converted to stock	$14,702	$60,627
Value of derivative liability extinguished upon conversion of notes and preferred stock and payment of notes	$530,042	$891,922
Accounts payable and accrued expenses paid with common stock	$-	$50,000
Debt issuance costs deducted from proceeds of notes	$-	$16,225
Debt discount extinguished with note conversion	$53,567	$-
Debt discount extinguished with note repayment	$21,075	$-
Conversion of preferred stock to common stock	$265,115	$-
Discount extinguished with preferred stock conversion	$175,820	$-
Accrued dividends and accretion of conversion feature	$80,545	$-
Deemed dividends related to conversion feature of Series C preferred stock	$60,126	$-

Diego Pellicer Worldwide, Inc.

December 31, 2020 and 2019

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

Business Operations

The Company leases real estate to licensed marijuana operators, providing complete turnkey growing space, processing space, recreational and medical retail sales space and related facilities to licensed marijuana growers, processors, dispensary and recreational store operators. Additionally, the Company plans to explore ancillary opportunities in the regulated marijuana industry, as well as offering for wholesale distribution branded non-marijuana clothing and accessories.

The properties generating rents in 2020 and 2019 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse – terminated October 2020	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO
Retail store (recreational and medical) – sold in May 2019	4,500 sq.	Seattle	WA

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently exploring the acquisition of this entity, and the parties are in negotiations (see Note 5).

In regards to the Seattle property, on May 6, 2019 the Company entered into an agreement with a third party, and sold the Seattle leased location. The sale provided $550,000 in capital and executive resources for possible expansion and working capital purposes.

In October 2020, the master lease and sublease associated with the 18,600 sq. cultivation warehouse in Denver were terminated (see Note 5).

Note 2 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and for the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below, as required by generally accepted accounting principles.

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

Certain estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could influence our estimates and could cause actual results to differ from our estimates. The Company intends to re-evaluate all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,998	$5,998
Stock warrant liabilities	—	—	1	1
	$—	$—	$5,999	$5,999

As of December 31, 2019	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$5,024	$5,024
Stock warrant Liabilities	—	—	1	1
	$—	$—	$5,025	$5,025

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the years ended December 31, 2020 and 2019.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. Uninsured balances were approximately $73,000 and $63,000 at December 31, 2020 and 2019, respectively.

Revenue recognition

In accordance with ASC 842, Leases, the Company recognizes rent income on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable.

During the initial term of the lease, management has a policy of partial rent forbearance when the tenant first opens the facility to assure that the tenant has the opportunity for success. Management may be required to exercise considerable judgment in estimating revenue to be recognized.

When management concludes that the Company is the owner of tenant improvements, the Company records the cost to construct the tenant improvements as a capital asset. In addition, the Company records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements. For these tenant improvements, the Company records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from January 1, 2019. The adoption of ASC 606 did not have a material impact on the financial statements and related disclosures since the Company is primarily a lessor for revenue purposes and recognizes rent income under ASC 842, Leases.

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

Advertising

During the years ended December 31, 2020 and 2019, advertising expense was $32,940 and $52,605, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. The Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for common shares; the expense is recognized over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 1,462,069,888 and 631,737,597 common stock equivalents at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 839,341,383 insufficient shares as of December 31, 2020.

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

Management believes that the Company is in compliance with local, state and federal regulations and, while no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

Recent accounting pronouncements.

The Company believes recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,767,522 at December 31, 2020, and it has an accumulated deficit of $55,110,000 at December 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it has sufficient cash on hand and cash generated by real estate leases to sustain operations provided that management and board members continue to agree to be paid company stock in exchange for accrued compensation. There are other future noncash charges in connection with financings such as a change in derivative liability that will affect income but have no effect on cash flow.

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

Note 4 – Property and Equipment

On May 6, 2019, the Company entered into an agreement with a third party, by which the Company sold the Seattle leased location for $550,000 in cash. The Company plans to allocate its efforts to new locations and cannabis grow facilities in Colorado. In connection with the sale, fully amortized leasehold improvements with a historical cost of $566,830 were sold.

During the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $0 and $139,595, respectively. The Company’s assets were fully depreciated at December 31, 2020 and 2019.

Note 5 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases three properties in Colorado to Royal Asset Management. At December 31, 2020 and 2019, the Company had outstanding receivables from the subleases totaling $523,958 and $391,273, respectively, and during 2020 and 2019 the Company’s subleases with RAM accounted for 100% and 93% of the Company’s revenues, respectively.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of December 31, 2020 and 2019, the outstanding balance of these notes receivable total $1,030,422 and $788,177, respectively, including accrued interest of $300,422 and $153,509, respectively. The amount presented in our balance sheet at December 31, 2019 is $788,177, which represents $1,017,143 due to us, less $228,966 that we owed to RAM for leasehold improvements. At December 31, 2020 it was determined that we did not owe the $228,966 amount to RAM for the improvements, and we included the increase in the notes balance as Other Income in the consolidated financial statements for the year ended December 31, 2020. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of RAM. Our position is subordinate to the CEO’s note described in Note 7. We have recorded interest income of $146,913 and $153,509 during the years ended December 31, 2020 and 2019, respectively.

If we do consummate any agreement to acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us (see below).

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the second quarter of 2021. As part of these transactions, we received full payment of a promissory note receivable in the principal amount of $300,000, as well as full payment of an outstanding promissory note receivable, dated February 27, 2020, in the principal amount of $50,000. Upon receipt of this payment of $50,000, we made a payment of $34,265 in order to “true up” our obligations under that certain promissory note, dated July 25, 2019, in the principal amount of $400,000 made in favor of the Company. Additionally, accrued interest receivable under the $300,000 note of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

During the year ended December 31, 2020 we made additional advances under the note aggregating $254,448 and we received payments on the notes aggregating $388,082. These amounts include those transactions discussed in the preceding paragraph.

Lease Termination

On October 1, 2020, the master and sublease associated with the 18,600 sq. cultivation warehouse in Denver were terminated. In connection with that termination, we entered into a Sublease Termination Agreement (“Termination Agreement”) with RAM and an affiliate of RAM Venture Product Consulting, LLC (“VPC”). Pursuant to this agreement, RAM acknowledged a debt of deferred rent to the Company in the amount of $1,418,480 and VPC acknowledged a debt of deferred rent to the Company in the amount of $64,344. RAM and VPC executed promissory notes for these amounts, respectively. The notes accrue interest on the unpaid balance at a rate equal to the Applicable Federal Rate for mid-term obligations as published by the Internal Revenue Service. No payment under the promissory notes will be due to the Company until the earlier of (i) the date on which RAM and the Company consummate a change of control event, which is defined as: the acquisition of RAM by the Company or an affiliated entity by means of any transaction or series of related transactions to which RAM is a party (including, without limitation, any membership interest acquisition, reorganization, merger or consolidation, (generally, a “Merger”), or, (ii) the date one (1) business day following the earlier of (x) at any time, receipt by the Company from RAM or VPC of a written notice stating such party no longer desires to pursue the Merger, or (y) beginning eighteen (18) months after the date of this Agreement, receipt by RAM or VPC from The Company of a written notice stating that the Company no longer desires to pursue the Merger (the “Maturity Date”).

We have recorded the promissory notes as long term notes receivable of $1,482,824 at December 31, 2020. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying consolidated balance sheet.

Additionally, in connection with the termination of the sublease, RAM will continue to pay the remaining future sublease premium payments due to the company on the Denver sublease (the “Future Rent Debt”) beginning on the termination date, and until the earlier of the Maturity Date or June 30, 2024, notwithstanding the termination of the Subleases. However, no payment under the Future Rent Debt agreement will be due to the Company until the Maturity Date, at which time the entire Future Rent Debt shall be due and payable in full, except for any month in which RAM earns $725,000 of gross sales revenue, including taxes, at its Alameda location, in which case RAM shall pay the Future Rent Debt for the following month to the Company on or before the 5th day of the following month, and such amount will not accrue as a Future Rent Debt. RAM shall continue to accrue debt to the company, assessed on the first day of each month, according to the schedule below:

Monthly Payments Accrued
October 1, 2020 to June 30, 2021	$11,284
July 1, 2021 to June 30, 2022	11,622
July 1, 2022 to June 30, 2023	11,971
July 1, 2023 to June 30, 2024	12,330

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During 2020, we received three months of payments and have recorded $33,851 as Lease Termination Payments in the Statement of Operations.

Note 6 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require two months’ rental expense in the form of a deposit. On May 6, 2019, a $20,000 security deposit related to the Seattle leased location was expensed due to the sale of the Seattle leased location. During 2020, upon termination of a lease, we received a refund of a security deposit of $60,000. As of December 31, 2020 and December 31, 2019, the remaining balances were $90,000 and $150,000, respectively.

Note 7 – Related Party Transactions

As of December 31, 2020 and 2019, the Company has accrued compensation to its CEO and director and to its CFO aggregating $289,897 and $155,841, respectively. As of December 31, 2020 and 2019, accrued payable due to former officers was $1,042,859 and $1,137,397, respectively. For the years ended December 31, 2020 and 2019, total cash-based compensation to related parties was $360,000 and $507,430, respectively. For the years ended December 31, 2020 and 2019, total share-based compensation to related parties was $192,474 and $894,408, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17%-18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and are secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 note was also secured by the medical marijuana licenses held by Royal Asset Management.

At December 31, 2020 and 2019, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date, however the Company has not yet received a default notice. The balance of related party note was $140,958 at December 31, 2020 and December 31, 2019 and accrued interest on the note was $49,401 and $38,124 at December 31, 2020 and 2019, respectively.

Note 8 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of December 31, 2020 and 2019 the outstanding principal balance of the note was $133,403, and accrued interest on the note was $70,101 and $63,413 at December 31, 2020 and 2019, respectively. As of December 31, 2020 the note was past the maturity date, however the Company has not yet received a default notice.

On April 22, 2020, the Company was granted a loan from Numerica Credit Union, in the aggregate amount of $56,444, pursuant to the Paycheck Protection Program, (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a note dated April 22, 2020 issued by the Borrower, matures on April 22, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing October 22, 2020. There have not been any payments made towards this loan, as the full amount of the loan expects to be forgiven when the company applies for forgiveness. Application for loan forgiveness is due ten months from the last day of the twenty-four week window that the company has to spend the money from the disbursement date of the loan on April 22, 2020. The loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP loan was fully forgiven in February 2021.

On June 30, 2020, the Company was granted a loan from the Small Business Association, in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan, (the “EIDL”) under Division A, Title I of the CARES Act. The Company received the net funds of $149,900 on July 2, 2020. The loan, which is in the form of a note dated June 30, 2020 issued by the Borrower, matures on June 30, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing June 30, 2021. The loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Funds from the Loan may be used solely for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which was deducted from the loan amount stated above. The Company used the entire Loan amount for qualifying expenses.

Note 9 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $5,997,865 and $4,834,190 at December 31, 2020 and 2019, respectively. All notes accrue interest at rates ranging from 8% to 12% and the majority of the notes had matured at December 31, 2020. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the years ended December 31, 2020 and 2019. The table below provides the note payable activity for the years ended December 31, 2020 and 2019, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	518,678
Extensions of convertible notes	100,000	—	100,000	149,500
Conversion of convertible notes	(180,922)	(53,567)	(127,355)	(177,037)
Repayment of convertible notes	(49,579)	(21,075)	(28,504)	(28,930)
Change in fair value of derivatives	—	—	—	701,464
Amortization	—	(942,603)	942,603	—
Balance December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2018	$3,324,487	$2,151,168	$1,173,319	$6,000,830
Issuance of convertible notes	905,500	905,500	—	1,803,495
Conversion of convertible notes	(842,712)	(233,571)	(609,141)	(940,382)
Repayment of convertible notes	(120,500)	(3,659)	(116,841)	(56,197)
Change in fair value of derivatives	—	—	—	(1,973,556)
Amortization	—	(1,905,193)	1,905,193	—
Balance December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190

During 2020, the Company entered into a convertible note in an aggregate amount of $103,000 with a twelve month maturity, bearing 12% interest per year. The note is convertible at a 35% discount to the average of the two lowest Volume Weighted Average Prices (VWAPs) during the previous ten trading days to the date of a Conversion Notice. This note was partially converted to common stock in the amount of $60,922 during 2020 along with accrued interest in the amount of $1,884, for a total of 14,079,305 shares issued upon conversion, with a value of $98,080. A loss on extinguishment of debt of $11,761, extinguishment of debt discount of $28,190 and reduction of derivative liabilities of $51,703 have been recorded related to the conversion. The remaining balance on this convertible loan of $42,078 was paid in cash along with accrued interest in the amount of $6,736. A loss on extinguishment of debt of $21,460, extinguishment of debt discount of $21,075 and reduction of derivative liabilities of $18,551 have been recorded related to the payment of $67,750.

During 2020, an additional $120,000 of notes and $12,818 of accrued interest and fees was converted into 25,409,794 shares of common stock with a value of $230,807. A gain on extinguishment of debt of $1,968, extinguishment of debt discount of $25,377 and reduction of derivative liabilities of $125,334 have been recorded related to these conversions.

During 2020, an additional $7,500 of note principal and $819 of accrued interest were repaid to debt holders. We recorded gain on extinguishment of debt of $3,925.

During 2020, we recorded noncash additions to convertible notes aggregating $100,000 as a result of extensions to the maturity dates.

As of December 31, 2020, convertible notes in the aggregate principal amount of $2,839,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

During the year ended December 31, 2019, the Company entered into several convertible notes in an aggregate amount of $905,500, bearing interest ranging from 10% to 12% per annum.

During the year ended December 31, 2019, $120,500 of notes principal and $14,195 of accrued interest were repaid to a debt holder.

During the year ended December 31, 2019, $842,712 of notes and $60,627 of accrued interest was converted into 48,684,667 shares of common stock and 434,783 shares were issued which had been authorized as of December 31, 2018. A gain on extinguishment of debt of $159,233, extinguishment of debt discount of $233,571 and reduction of derivative liabilities of $940,382 have been recorded related to these conversions.

On July 17, 2018, the Company entered into a certain Equity and Debt Restructure Agreement with two long-time investors in the Company (the “Restructure Agreement”). Pursuant to the material terms of the Restructure Agreement, the investors agreed to return and cancel their collective 2,774,093 restricted Company common shares, which had been received from the prior conversion of their older convertible notes, in exchange for the Company’s issue to them of recast convertible promissory notes. Accordingly, on the same date, these investors were each issued a First Priority Secured Promissory Note (the “Note” or “Notes”), in the principal amount of $1,683,558 and $545,607, respectively. In connection with this transaction, one of these investors agreed to loan the Company an additional $700,000. In 2018, the Company received $220,000 cash proceeds of the additional $700,000 loan. Fair value of the 2,774,093 restricted Company common shares was determined to be $443,855 using market price and the fair value of the embedded conversion feature was determined to be $3,555,888 using Black Sholes Option Model. As a result of the transaction, the Company recorded $2,892,033 in financing costs and $2,449,275 as debt discount during year ended December 31, 2018. On March 29, 2019, the Company received $100,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $100,000 was determined to be $154,861 using the Binomial Option Pricing Model. During year ended December 31, 2019, the Company received $380,000 cash proceeds from the additional $700,000 loan. The conversion feature related to $380,000 was determined to be $586,710 using the Binomial Option Pricing Model. During the year ended December 31, 2019, we recorded $206,710 of expense related to financing costs and $380,000 as debt discount.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Risk-free interest rates	0.08%	1.53 – 2.60%
Expected life (years)	0.25	0.08 – 1.25
Expected dividends	0%	0%
Expected volatility	164%	70-557%

Note 10 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On December 16, 2019, the Company sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, The Company’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designation provides the Company with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $165,218, valued using a Binomial Option Pricing Model. On December 31, 2019, the fair value of the conversion feature associated with Series C Preferred Shares was a derivative liability of $190,131, valued using a Binomial Option Pricing Model. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are immediately convertible at the option of the note holder. During the year ended December 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250. For the year ended December 31, 2020, the holders converted 140,000 shares of series C preferred stock along with related discount into 21,744,479 shares of common stock per the terms of the Agreement. As of December 31, 2020, there were no shares outstanding related to this issuance.

On March 3, 2020, the Company sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva for $50,000, pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability associated with Series C Preferred Shares of $88,868, valued using a Binomial Option Pricing Model. During the year ended December 31, 2020, the holder converted 55,800 shares of series C preferred stock along with related discount into 10,598,864 shares of common stock per the terms of the Agreement. As of December 31, 2020, there were no shares outstanding related to this issuance. The Series C Preferred Stock was classified as temporary equity due to that the shares are immediately convertible at the option of the note holder.

On April 14, 2020, the Company sold 55,800 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva for $50,000, pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company recorded a derivative liability associated with Series C Preferred Shares of $82,028 valued using a Binomial Option Pricing Model. During the year ended December 31, 2020, the holder converted 55,800 shares of series C preferred stock along with related discount into 15,292,885 shares of common stock per the terms of the Agreement. As of December 31, 2020, there were no shares outstanding related to this issuance. The Series C Preferred Stock was classified as temporary equity due to that the shares are immediately convertible at the option of the note holder.

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , January 1, 2019	$—	—	—	—
Issuance of Series C Preferred shares	140,000	140,000	—	165,218
Accretion of discount	—	(8,750)	8,750	—
Change in fair value of derivatives	—	—	—	24,913
Balance, December 31, 2019	140,000	131,250	8,750	190,131
Issuance of Series C Preferred shares	111,600	111,600	—	170,896
Conversion of Series C Preferred shares and accrued dividend	(265,115)	(175,820)	(89,295)	(353,005)
Accretion of conversion feature on Series C preferred stock	13,515	(67,030)	80,545	23,290
Change in fair value of derivatives	—	—	—	(31,312)
Balance December 31, 2020	$—	$—	$—	$—

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2020 and 2019:

	2020	2019
Risk-free interest rates	0.11 – 0.23%	1.58 – 1.66%
Expected life (years)	1.5 – 2.0	1.95 – 2.0
Expected dividends	0%	0%
Expected volatility	172 – 262%	248 - 250%

Common Stock

2020 Transactions

During the year ended December 31, 2020, $180,922 of notes and $14,702 of accrued interest and fees were converted into 39,489,099 shares of common stock with a value of $328,887. A loss on extinguishment of debt of $5,835, extinguishment of debt discount of $53,567 and reduction of derivative liabilities of $180,995 have been recorded related to these conversions.

During the year ended December 31, 2020, 10,935,040 shares of common stock, valued at $117,887, were accrued for related party services. We issued 12,219,836 shares of common stock, valued at $177,323 during 2020, and these shares have been removed from shares to be issued at December 31, 2020. Additionally, we reversed the over accrual of 283,182 common shares, valued at $6,914, and reduced shares to be issued at December 31, 2020. At December 31, 2020 and 2019, shares to be issued for related party services were 1,731,687 and 3,299,665, respectively, and the value of shares to be issued at December 31, 2020 and 2019 was $13,364 and $79,817, respectively.

During the year ended December 31, 2020, 905,658 shares of common stock, valued at $8,003, were accrued for services. We issued no shares during 2020 for this accrual. We reversed the over accrual of 9,583 common shares, valued at $5,601 and reduced shares to be issued at December 31, 2020. At December 31, 2020 and 2019, shares to be issued for services were 1,105,857 and 209,782, respectively, and the value of shares to be issued at December 31, 2020 and 2019 was $14,000 and $11,598, respectively.

During the year ended December 31, 2020, we reversed the over accrual of 3,884 common shares, valued at $13,983, related to notes payable that were converted in prior years, and reduced shares to be issued at December 31, 2020. We recorded the reversal of the value of the shares as gain on extinguishment of debt. At December 31, 2020 and 2019, shares to be issued for debt conversions were 31,960 and 35,844, respectively, and the value of shares to be issued at December 31, 2020 and 2019 was $21,861 and $35,844, respectively.

During the year ended December 31, 2020, we issued 4,000,000 shares of common stock, valued at $51,200, for legal services.

During the year ended December 31, 2020, 47,636,228 shares of common stock were issued as a result of the conversion of 251,600 shares of Series C Preferred shares.

2019 Transactions

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

We issued 4,987,610 shares of common stock, valued at $170,348, for services. As December 31, 2019, 209,782 shares, valued at $11,598 for services were authorized, but not issued as of December 31, 2019, and included in stock to be issued in the accompanying consolidated balance sheet. In connection with Debt Restructure Agreements dated on July 17, 2018, 675,759 shares of common stock were cancelled, valued at $108,121.

We issued 24,566,400 shares of common stock, valued at $732,029, for related party services. As December 31, 2019, 3,299,665 shares, valued at $79,817 for services, were authorized but not issued as of December 31, 2019.

During the year ended December 31, 2019, 8,071,000 shares were issued for cashless warrant exercise.

During the year ended December 31, 2019, we issued 5,000 shares for $2,648, which were authorized in prior period.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Balance at beginning of year	$967	$16,576
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	(491)	(15,609)
Balance at end of year	$476	$967

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Annual dividend yield	0%	0%
Expected life (years)	0.42 – 7.38	0.42 – 8.13
Risk-free interest rate	0.10 – 1.83%	1.56 – 2.40%
Expected volatility	186 - 240%	165 - 318%

The following table summarizes stock warrant activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2018	263,866	$12.04
Granted	—	$—
Exercised	(12,500)	2.95
Expired	(39,540)	$20.00
Outstanding at December 31, 2019	211,826	$10.08	3.5
Granted	—	$—
Expired	(78,031)	$18.72
Outstanding at December 31, 2020	133,795	$5.04	4.4

Exercisable at December 31, 2020	133,795	$5.04	4.4

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant to which 124,000 shares of common stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2020, 10,000 awards are outstanding pursuant to the plan. There remain 114,000 shares available for future grants.

During the years ended December 31, 2020 and 2019, the Company recorded total option expense of $86,606 and $162,381, respectively. There was no unamortized stock option expense at December 31, 2020. The aggregate intrinsic value of stock options outstanding at December 31, 2020 is $0.

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2018	294,959	$5.17
Granted	—	$—
Exercised	—	—
Expired	(122,480)	$5.00
Outstanding at December 31, 2019	172,479	$5.29	5.5
Granted	—	$—
Forfeited	—	$—
Outstanding at December 31, 2020	172,479	$5.29	4.5

Exercisable at December 31, 2020	172,479	$5.29	4.5

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2020 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 4.24 years.

As of December 31, 2020, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2021	427
2022	270
2023	270
2024	270
2025	45
Total	1,282
Less: amount representing interest	(239)
Present value of future minimum lease payments	1,043
Less: current obligations under leases	328
Long-term lease obligations	$715

The Company executed a series of agreements that canceled the master lease on its Elizabeth street cannabis cultivation facility in Denver on October 21, 2020. This has allowed the Company to reduce its liability exposure in the Elizabeth Street cultivation facility while securing deferred rents due and future sublet payments for 3 years and 9 months, valued at $1,325,443 (see Note 5). In addition, a $60,000 deposit on the property has been returned to the Company.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Year ended December 31,
	2020	2019
Operating lease costs	$610,374	$756,515
Variable rent costs	396,207	432,837
Total rent expense	$1,006,581	$1,189,352

As of December 31, 2020, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2021	$328
2022	197
2023	222
2024	250
2025	46
Total	$1,043

Other information related to leases is as follows:

	Year ended December 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$606,870
Lease liability related to termination of lease	1,325,445
Weighted-average remaining lease term - operating leases	3.54	yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $1,265,137 and $1,646,369 during the years ended December 31, 2020 and 2019, respectively.

These two leases have six months and 4.2 year terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $22,000-$25,000 plus variable NNN.

As of December 31, 2020, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2021	$582
2022	346
2023	346
2024	346
2025 and beyond	58
Total	$1,678

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. In addition, prior to his departure in October 2019, Ron Throgmartin, the Company’s previous CEO, would receive a grant of additional shares to maintain his ownership at 7.5% of the Company’s outstanding stock. During the year ended December 31, 2020, the Company accrued compensation expense of approximately $118,000 on 10,935,040 shares of common stock under these agreements. During the year ended December 31, 2019, the Company accrued compensation expense of approximately $593,000 on 20,782,014 shares of common stock under these agreements.  As of December 31, 2020 and 2019, the ending balance of accrued compensation was $13,467 and $79,817, respectively. The number of shares accrued to be issued was 1,731,687 at December 31, 2020.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the years ended December 31, 2020 and 2019, $34,538 and $9,450, respectively, were paid under this agreement. As of December 31, 2020, the outstanding balance was $162,262, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr. Throgmartin’s resignation was not the result of any disagreements with Registrant’s plan of operations, policies or management. On the same date, we appointed Christopher D. Strachan, our Chief Financial Officer, to membership on our Board of Directors and appointed Nello Gonfiantini III, our Chief Operations Officer, to the additional post of Chief Executive Officer.

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500. During the years ended December 31, 2020 and 2019, $60,000 and $15,000, respectively, were paid under this agreement. As of December 31, 2020, the outstanding balance was $880,597, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

Note 12 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the years ended December 31, 2020 and 2019 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Statutory federal income tax rate	(21)%	(21)%
State income tax, net of federal benefits	(5)%	(5)%
Change in federal tax rate	—%	—%
Change in valuation allowance	26%	26%
Income tax provision (benefit)	—%	—%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal
Current	$—	$—
Deferred	79,000	479,000
State
Current	—	—
Deferred	17,000	105,000
Change in valuation allowance	(96,000)	(584,000)
Income tax provision (benefit)	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net operating loss carry forwards	$(6,492,759)	$(6,413,626)
Warrants issued for services	1,467,413	1,417,025
Impairment of investment	111,662	111,662
Depreciation	54,066	101,728
Interest expense on convertible notes	2,688,874	2,140,769
Total gross deferred tax asset/liabilities	(2,170,744)	(2,642,442)
Valuation allowance	2,170,744	2,642,442
Net deferred taxes	$—	$—

As of December 31, 2020, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $30,917,902. These NOLs can be carried forward indefinitely and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

The Company files U.S. Federal and various State tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2017. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

During the period from January 1, 2021 through March 31, 2021:

The PPP loan described in Note 8 was fully forgiven in February 2021.

We issued 5,026,413 shares of common stock upon the conversion of $100,000 principal amount of notes plus $6,256 of accrued interest.

We paid $200,000 in principal amount of notes at maturity.

We sold 293,700 shares of Series C preferred stock for net proceeds of $260,000.

We issued 30,000 shares of common stock for services

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

On January 1, 2021, the audit practice of Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall”), an independent registered public accounting firm, was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On January 7, 2021, Hall resigned as auditors of the Company, and with the approval of the Company’s Board of Directors, MGO was engaged as the Company’s independent registered public accounting firm.

Prior to engaging MGO, the Company did not consult with MGO regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinions that might be rendered by MGO on the Company’s financial statements, and MGO did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

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

(b) Management's Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the framework described above, as of December 31, 2020, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and ages of our directors and executive officers, and their positions with us, as of April 12, 2021:

Name	Age	Position
Nello Gonfiantini III	63	Chief Executive Officer, Director
Christopher Strachan	57	Chief Financial Officer, Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers and Directors

Nello Gonfiantini joined the Company as a consultant in 2016. In February 1, 2017, he was appointed as Vice President of Real Estate. He was elected as a director of the Company in March 2018, and was appointed as the Chief Executive Officer in October 2019. He has more than forty years of experience in the real estate and financial sector, including President and Chairman of the Board of Home Federal Saving Bank of Nevada which was later purchased by American Federal Savings Bank. He also formed Specialty Mortgage Trust, Inc., a real estate investment trust. In 2015 he founded Crystal Bay Financial to assist corporate and real estate clients find solutions to complex and multifaceted financial challenges.

Christopher Strachan joined the Company as Chief Financial Officer in January 2016, and was appointed a director of the Company in October 2019. Mr. Strachan is an accomplished professional with thirty years of experience in corporate operations, marketing, securities and finance, and twenty years of experience in executive management. For the past five years, Mr. Strachan has served as the President of Helisports LLC, a business development consulting company. In addition, he served as the Chief Executive Officer of Rhodes Architectural Stone from 2011 to 2012, Director of Marketing and Sales of Glasair Aviation from 2012 to 2014 and Director of Flight Operations and R&D at RotorWay Helicopters from 2009 to 2011.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Board Composition and Role in Risk Oversight

Our Board is currently comprised of two directors. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Committees

The board of directors has no standing committees.

Code of Ethics and Business of Conduct

The Company has not yet formally adopted a written code of ethics and business conduct to be applied to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Based on its small size, limited financial and human resources, the Company has not adopted written code of ethics.

Involvement in Certain Legal Proceedings

To the best of the registrant’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice;

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

(4)

were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)

were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

(6)

were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2020 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were filed during the most recent fiscal year.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Nello Gonfiantini III – CEO/COO (1) (2)	2020	Accrued	$240,000	-	-	95,697	$335,697
		Paid	$114,167	-	-	-	$114,167
	2019	Accrued	$182,500	-	-	253,143	$435,643
		Paid	$142,075	-	-	-	$142,075

Christopher Strachan - CFO (3)	2020	Accrued	$120,000	-	-	22,190	$142,190
		Paid	$111,777	-	-	-	$111,777
	2019	Accrued	$81,600	-	-	134,786	$216,386
		Paid	$72,800	-	-	-	$72,800

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

(1)	On October 29, 2019, the Company appointed Christopher D. Strachan, Chief Financial Officer, to membership on the Company’s Board of Directors and appointed Nello Gonfiantini III, Chief Operations Officer, to the additional post of Chief Executive Officer.

(2)	On November 1, 2019, Nello Gonfiantini III entered into a restated agreement with the Company. The Company agreed to pay (i) a salary at a minimum rate of Two Hundred Forty Thousand Dollars ($240,000.00) per annum for the period beginning on the effective date through the October 31, 2024, (ii) an annual performance bonus to be determined by the corporation's board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to ten (10%) percent of the Corporation's outstanding common shares (the "Executive Ownership Position").

(3)	On November 1, 2019, Christopher D. Strachan entered into a restated agreement with the Company. The Company agreed to pay (i) a salary at a minimum rate of One Hundred Twenty Thousand Dollars ($120,000.00) per annum for the period beginning on the effective date through the October 31, 2024, (ii) an annual performance bonus to be determined by the corporation’s board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to ten (2%) percent of the Corporation’s outstanding common shares (the “Executive Ownership Position”).

Outstanding Equity Awards at Fiscal Year End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive Plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: market or Payout value of unearned shares, units or other rights that have not vested ($)

Nello Gonfiantini III	10,000	-	-	6.00	7/2/2021
	10,000	-	-	6.00	7/2/2021
	10,000	-	-	6.00	7/2/2021
	10,000	-	-	6.00	7/2/2021
	10,000	-	-	6.00	7/2/2021
	61,240	-	-	5.00	2/1/2027
	61,240	-	-	5.00	2/1/2027

The Company maintains an Equity Incentive Plan pursuant to which 124,000 shares of common stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2020, 10,000 awards are outstanding pursuant to the plan. There remain 114,000 shares available for future grants.

The following table sets forth our securities authorized for issuance under any equity compensation plans approved by our stockholders, as well as any equity compensation plans not approved by our stockholders, as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,000	$0.000001	$114,000

Equity compensation plans not approved by security holders	-	$-	$-

Total	10,000	$0.000001	114,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 31, 2021.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2021 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
Nello Gonfiantini	20,289,767	(3)	9.1%
Christopher Strachan	7,803,583		3.5%
All directors and officers as a group (2 people)			12.6%
5% Shareholders
Ron Throgmartin	12,517,702		5.6%
Chester Aldridge (6)	21,848,202	(4)	9.0%
0851229 BC Ltd (7)	98,665,343	(5)	30.7%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 6160 Plumas Street, Suite 100, Reno, Nevada 89519.

(2)	Based on 222,327,908 shares of common stock issued and outstanding as of March 31, 2021.

(3)	Based on 222,327,908 shares of common stock issued and outstanding as of March 31, 2021. Includes 172,480 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 31, 2021.

(4)	Based on 222,327,908 shares of common stock issued and outstanding as of March 31, 2021. Includes 21,842,236 shares of our Common Stock issuable upon conversion of notes and accrued interest within 60 days from March 31, 2021.

(5)	Based on 222,327,908 shares of common stock issued and outstanding as of March 31, 2021. Includes 98,599,644 shares of our Common Stock issuable upon conversion of notes and accrued interest within 60 days from March 31, 2021.

(6)	336 Bon Air Ctr # 418, Greenbrae, CA 94904-3017

(7)	PO Box 3200, Abbotsford, BC Canada V2S 4P4

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

As of December 31, 2020 and 2019, the Company has accrued compensation to its CEO and director and to its CFO aggregating $289,897 and $155,841, respectively. As of December 31, 2020 and 2019, accrued payable due to former officers was $1,042,859 and $1,137,397, respectively. For the years ended December 31, 2020 and 2019, total cash-based compensation to related parties was $360,000 and $507,430, respectively. For the years ended December 31, 2020 and 2019, total share-based compensation to related parties was $192,474 and $894,408, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed or expect to be billed approximately $110,000 and $120,000, respectively, for professional services rendered for the audit and quarterly reviews of our financial statements by MGO and Hall & Company, respectively.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2020 and 2019.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2020 and 2019, there were no other fees incurred.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Merger and Share Exchange Agreement, by and among the Company, Diego Pellicer World-Wide 1, Inc., and Jonathan White, dated March 13, 2015	8-K	2.1	03/19/2015
2.2	Amended and Restated Agreement and Plan of Merger of Diego Pellicer Inc., and the Company, dated April 19, 2014	8-K	10.5	3/19/2015
2.3	Merger Agreement, by and between the Company and Diego Pellicer, Inc., a Washington corporation, dated April 19, 2014	8-K/A	10.18	6/24/2015
2.4	Second Amended and Restated Agreement and Plan of Merger of Diego by and between Diego Pellicer, Inc., A Washington Corporation and Diego Pellicer Worldwide, Inc., A Delaware Corporation	8-K	10.1	2/6/2017
2.5	Amended and Restated Agreement and Plan of Merger by and between the Company and Diego Washington	8-K	10.2	7/25/2018
2.6	Membership Interest Purchase Agreement by and between the Company and Albatross Management Consulting, LLC	8-K	10.1	9/16/2020
3.1	Certificate of Incorporation	S-1	3.1	7/1/2013
3.2	Restated Certificate of Incorporation	8-K	3.1	3/19/2015
3.3	Amendment to Certificate of Incorporation, dated February 26, 2015
3.4	Amendment to Certificate of Incorporation, dated August 6, 2018	8-K	10.1	08/10/2018
3.5	Certificate of Designations for Series C Convertible Preferred Stock, dated November 25, 2019	8-K	10.2	12/23/2019
3.6	Bylaws	8-K	3.2	3/19/2015
10.1	Commercial Agreement, by and between the Company and Diego Pellicer, Inc., dated April 19, 2014	8-K	10.4	03/19/2015
10.2	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (4242 Elizabeth Street property)	8-K	10.12	03/19/2015
10.3	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (2949 W. Alameda Avenue property)	8-K	10.13	03/19/2015
10.4	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (755 South Jason Street property)	8-K	10.14	03/19/2015
10.5	Line of Credit Agreement, by and between Neil Demers and the Company, dated December 30, 2014	8-K/A	10.16	06/24/2015
10.6	License Agreement, by and between Plandai Biotechnology, Inc. and the Company, dated January 28, 2014	8-K/A	10.17	06/24/2015
10.7	Sublease Assignment Agreement, by and between the Company and RME Group, LLC				x
10.8	First Amendment to Sublease of Space, by and between the Company, RME Group, LLC and Royal Asset Management, LLC, dated October 4, 2017				x
10.9	Equity and Debt Restructure Agreement, effective June 29, 2018	8-K	10.1	07/20/2018
10.10	First Priority Secured Convertible Promissory Note, effective June 29, 2018, made by the Company in the principal amount of $545,606.96, and payable to investor, Chester Aldridge	8-K	10.2	07/20/2018
10.11	First Priority Secured Convertible Promissory Note, effective June 29, 2018, made by the Company in the principal amount of $2,383,667.77, and payable to investor, 0851229 BC Ltd	8-K	10.3	07/20/2018
10.12	Option to Extend Commercial Sublease Agreement				x
10.13	Office Space Occupancy Agreement, by and between the Company and Veezto Financial, dated January 1, 2019				x
10.14	Separation Agreement and Release by and between David Thompson and the Company, dated January 30, 2019	8-K	10.1	02/06/2019
10.15	Separation Agreement by and between Ron Throgmartin and the Company, dated October 29, 2019	8/K	10.1	11/01/2019
10.16	Second Amendment to Master Lease Agreement by and between the Company and 2949, W. Alameda Avenue, LLC, dated July 31, 2019				x
10.17*	Restated Employment Agreement for Nello Gonfiantini III, dated as of November 1, 2019	8-K	10.1	12/09/2019
10.18*	Restated Employment Agreement for Christopher D. Strachan, dated as of November 1, 2019	8-K	10.2	12/09/2019
10.19	Series C Preferred Purchase Agreement, dated February 26, 2020	8-K	10.1	03/05/2020
10.20	Series C Preferred Stock Purchase Agreement, dated April 13, 2020	8-K	10.1	04/20/2020
10.21	Paycheck Protection Program note, dated April 22, 2020				x
10.22	SBA Loan Authorization and Agreement, dated June 30, 2020				x
10.23	Indemnity Agreement, dated August 31, 2020				x
10.24	Operating Agreement of Blue Bronco, LLC	8-K	10.2	09/16/2020
10.25	Intercreditor and Subordination Agreement	8-K	10.3	09/16/2020
10.26	Side Letter by and between the Company and E2T2, LLC	8-K	10.4	09/16/2020
10.27	Termination of Lease Agreement, by and between the Company and Colorado Group Trust, dated October 21, 2020				x
10.28	Sublease Termination Agreement by and between the Company and Royal Asset Management, LLC and Venture Product Consulting, LLC, dated as of October 1, 2020	8-K	10.1	10/22/2020
23.1	Consent of Independent Registered Public Accounting Firm – MGO CPAs				x
23.2	Consent of Independent Registered Public Accounting Firm – Hall & Company CPAs				x
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: April 12, 2021	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nello Gonfiantini III	Chief Executive Officer, Director	April 12, 2021
Nello Gonfiantini III

/s/ Christopher Strachan	Chief Financial Officer, Director	April 12, 2021
Christopher Strachan