Form 10-Q
period 2021-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2021-05-14
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____________ to ______________

Commission File Number: 333-189731

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Small Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2021 there were 223,465,734 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$198,101	$327,864
Accounts receivable	520,974	523,958
Prepaid expenses	1,275	11,275

Total current assets	720,350	863,097

Other receivables	1,057,272	1,030,422
Security deposits	90,000	90,000
Right of use assets	951,324	1,062,592

Total assets	$2,818,946	$3,046,111

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$508,218	$526,377
Accrued payable - related parties	1,333,920	1,332,756
Accrued expenses	902,788	931,825
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net of discount and costs	2,941,274	3,239,274
Derivative liabilities	5,713,575	5,997,865
Lease liabilities	270,021	327,685
Warrant liabilities	4,918	476

Total current liabilities	11,949,075	12,630,619

Notes payable - long term	150,000	206,444
Lease liabilities, net of current portion	668,309	715,488

Total liabilities	12,767,384	13,552,551

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 293,700 and no shares issued and outstanding, net of discount of $282,737 and $0, respectively,	13,155	—

Deficiency in stockholders’ equity:

Preferred stock, Series A and B, par value $.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 222,327,908 and 217,271,495 shares issued and outstanding, respectively	221	216
Additional paid-in capital	45,261,664	44,554,119
Stock to be issued	76,068	49,225
Accumulated deficit	(55,299,546)	(55,110,000)

Total deficiency in stockholders’ equity	(9,961,593)	(10,506,440)

Total liabilities and deficiency in stockholders’ equity	$2,818,946	$3,046,111

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues
Net rental revenue	$191,753	$384,031
Rental expense	(159,027)	(290,793)
Gross profit	32,726	93,238

Operating expenses:
General and administrative expenses	198,251	267,003
Selling expense	9,881	6,804
Loss from operations	(175,406)	(180,569)

Other income (expense)
Interest income	26,912	32,891
Forgiveness of debt income	56,908	—
Interest expense	(209,542)	(667,577)
Lease termination payments	33,851	—
Extinguishment of debt	389,550	1,932
Change in derivative liabilities	698,449	302,004
Change in value of warrants	(4,442)	97
Total other income (loss), net	991,686	(330,653)

Provision for taxes	—	—
Net income (loss)	816,280	(511,222)
Deemed dividend on preferred stock	(1,005,826)	(58,456)
Net loss attributable to common stockholders	$(189,546)	$(569,678)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	219,506,975	122,673,197

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	—	$—	217,271,495	216	—	$—	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	—	—	30,000	—	—	—	1,915	—	2,000	3,915
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	—	—	5,026,413	5	—	—	705,630	—	—	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	13,155	—	—	—	—	—	(13,155)	—	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(992,671)	—	(992,671)
Net income	—	—	—	—	—	—	—	816,280	—	816,280
Balance - March 31, 2021	293,700	$13,155	222,327,908	$221	—	$—	$45,261,664	$(55,299,546)	$76,068	$(9,961,593)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	—	$—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Issuance of common shares for services	—	—	—	—	—	—	—	—	2,003	2,003
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	27,026	27,026
Common stock issued upon conversion of notes payable and accrued interest	—	—	13,767,631	14	—	—	169,723	—	—	169,737
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	19,588	—	—	—	—	—	(19,588)	—	(19,588)
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(38,868)	—	(38,868)
Net loss	—	—	—	—	—	—	—	(511,222)	—	(511,222)
Balance - March 31, 2020	195,800	$28,338	127,693,963	$128	—	$—	$43,688,457	$(52,538,580)	$156,290	$(8,693,705)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net income (loss)	$816,280	$(511,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(698,449)	(302,004)
Change in value of warrants	4,442	(97)
Amortization of debt related costs	—	584,071
Noncash finance cost	2,000	—
Expense related to additional derivative liability	118,027	—
Extinguishment of debt	(389,550)	(1,932)
Stock-based compensation	28,758	69,624
Forgiveness of debt	(56,908)	—
Changes in operating assets and liabilities:
Accounts receivable	2,984	(74,323)
Prepaid expenses	10,000	4,000
Other receivables	(26,850)	(209,258)
Accounts payable	(18,159)	(13,603)
Accrued liability - related parties	1,164	29,300
Accrued expenses	3,073	70,638
Lease liabilities	6,425	(18,915)

Cash used in operating activities	(196,763)	(373,721)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from convertible notes payable	—	100,000
Repayments of convertible notes payable, net	(200,000)	(2,500)
Proceeds from sale of preferred stock, net	267,000	50,000

Cash provided by financing activities	67,000	147,500

Net decrease in cash	(129,763)	(226,221)
Cash, beginning of period	327,864	317,446
Cash, end of period	$198,101	$91,225

Cash paid for interest	$70,000	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$100,000	$89,000
Derivative liability related to convertible notes and convertible Preferred C shares	$1,377,698	$—
Accrued interest converted to stock	$6,256	$6,282
Value of common stock issued for conversion of notes and accrued interest	$705,635	$—
Value of derivative liability extinguished upon conversion of notes and preferred stock and payment of notes	$963,539	$101,764
Debt discount attributable to preferred stock	$267,000	$—
Accrued interest extinguished with note payment	$25,390	$—
Common stock payable authorized for services	$26,843	$29,029
Debt discount extinguished with note conversion	$—	$25,377
Accrued dividends and accretion of conversion feature on Series C preferred stock	$13,155	$19,588
Deemed dividends related to conversion feature of Series C preferred stock	$992,671	$38,868

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and 2020

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

The properties generating rents in 2021 and 2020 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse – terminated October 2020	18,600 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently exploring the acquisition of this entity, and the parties are in negotiations (see Note 4).

In October 2020, the master lease and sublease associated with the 18,600 sq. cultivation warehouse in Denver were terminated (see Note 4).

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

The accompanying consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, the collectability of accounts receivable and other receivables (See Note 4), valuation of right of use assets and lease liabilities and deferred taxes and related valuation allowances.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2021	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,714	$5,714
Stock warrant liabilities	—	—	5	5
	$—	$—	$5,719	$5,719

As of December 31, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,998	$5,998
Stock warrant liabilities	—	—	1	1
	$—	$—	$5,999	$5,999

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three months ended March 31, 2021 and the year ended December 31, 2020.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. There were no uninsured balances at March 31, 2021. Uninsured balances were approximately $73,000 at December 31, 2020.

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

Advertising

During the three months ended March 31, 2021 and 2020, advertising expense was $9,881 and $6,804, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 132,973,796 and 926,023,386 common stock equivalents at March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,228,725 at March 31, 2021, and it has an accumulated deficit of $55,299,546 at March 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had outstanding receivables from the subleases totaling $520,974 and $523,958, respectively, and during the three months ended March 31, 2021 and 2020 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of March 31, 2021 and December 31, 2020, the outstanding balance of these notes receivable total $1,057,272 and $1,030,422, respectively, including accrued interest of $327,272 and $300,422, respectively. The notes are secured by a UCC filing and also $400,000 of the balance is personally guaranteed by the managing member of RAM. Our position is subordinate to the CEO’s note described in Note 6. We have recorded interest income of $26,850 and $32,846 during the three months ended March 31, 2021 and 2020, respectively.

If we do consummate any agreement to acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us (see below).

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the second quarter of 2021. Accrued interest receivable of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at March 31, 2021. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During 2021, we received three months of payments and have recorded $33,851 as Lease Termination Payments in the Statement of Operations.

Note 5 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require two months’ rental expense in the form of a deposit.

Note 6 – Related Party Transactions

As of March 31, 2021 and December 31, 2020, the Company has accrued compensation to its CEO and director and to its CFO aggregating $323,997 and $289,897, respectively. As of March 31, 2021 and December 31, 2020, accrued payable due to former officers was $1,009,922 and $1,042,859, respectively. For each of the three month periods ended March 31, 2021 and 2020, total cash-based compensation to related parties was $90,000. For the three months ended March 31, 2021 and 2020, total share-based compensation to related parties was $24,843 and $67,621, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17% - 18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and are secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 note was also secured by the medical marijuana licenses held by Royal Asset Management.

At March 31, 2021 and December 31, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 10), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date at March 31, 2021, however the Company has not yet received a default notice. Accrued interest on the note was $52,181 and $49,401 at March 31, 2021 and December 31, 2020, respectively.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of March 31, 2021 and December 31, 2020 the outstanding principal balance of the note was $133,403, and accrued interest on the note was $71,746 and $70,101 at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 the note was past the maturity date, however the Company has not yet received a default notice.

On April 22, 2020, the Company was granted a loan from Numerica Credit Union, in the aggregate amount of $56,444, pursuant to the Paycheck Protection Program, (the “PPP”) under Division A, Title I of the CARES Act. The loan, which was in the form of a note dated April 22, 2020 issued by the Borrower, was scheduled to mature on April 22, 2022 and bore interest at a rate of 1.0% per annum, payable monthly commencing October 22, 2020. There have not been any payments made towards this loan, as the full amount of the loan and accrued interest was forgiven in full during February 2021 and the Company recorded income of $56,908.

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

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $5,326,730 and $5,997,865 at March 31, 2021 and December 31, 2020, respectively. All notes accrue interest at 10% and the notes had all matured at March 31, 2021. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the three months ended March 31, 2021 and 2020. The tables below provide the note payable activity for the three months ended March 31, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the three months ended March 31, 2021 and 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	115,160
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	177,244
Amortization	—	—	—	—
Balance March 31, 2021	$2,941,274	$—	$2,941,274	$5,326,730

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	232,013
Conversion of convertible notes	(89,000)	(25,377)	(63,623)	(97,838)
Repayment of convertible notes	(2,500)	—	(2,500)	(3,925)
Change in fair value of derivatives	—	—	—	(315,692)
Amortization	—	(452,058)	452,058	—
Balance March 31, 2020	$3,278,275	$539,810	$2,738,465	$4,648,748

During the three months ended March 31, 2021, $100,000 of notes was converted into 4,444,444 shares of common stock with a value of $697,779. A gain on extinguishment of debt of $59,999 and reduction of derivative liabilities of $657,778 have been recorded related to these conversions.

During the three months ended March 31, 2021, $6,256 of accrued interest was converted into 581,969 shares of common stock with a value of $7,856. A gain on extinguishment of debt of $1,709 and reduction of derivative liabilities of $3,309 have been recorded related to these conversions.

During the three months ended March 31, 2021, we repaid an aggregate of $200,000 of note principal. A gain on extinguishment of debt of $177,116 and reduction of derivative liabilities of $177,116 have been recorded related to these payments.

During the three months ended March 31, 2021, we paid an aggregate of $70,000 in settlement of accrued interest in the amount of $95,390. A gain on extinguishment of debt of $150,726 and reduction of derivative liabilities of $125,336 have been recorded related to these payments.

During the three months ended March 31, 2021, we recorded noncash additions to convertible notes aggregating $2,000.

As of March 31, 2021, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Risk-free interest rates	0.02 – 0.09%	0.11 – 1.58%
Expected life (years)	0.25	0.25 – 1.0
Expected dividends	0%	0%
Expected volatility	164 – 544%	179 – 214%

Note 9 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,082,441, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $177,231. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. There were 293,700 shares outstanding at March 31, 2021, with an associated derivative liability of $386.845.

The tables below provide the preferred stock activity for the three months ended March 31, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the three months ended March 31, 2021 and 2020:

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2020	$—	—	—	—
Issuance of Series C Preferred shares	293,700	293,700	—	1,259,672
Accretion of discount	—	(10,963)	10,963	—
Accretion of dividend on Series C preferred stock	2,192	—	2,192	2,866
Change in fair value of derivatives	—	—	—	(875,693)
Balance March 31, 2021	$295,892	$282,737	$13,155	$386,845

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2019	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	55,800	55,800	—	88,868
Accretion of discount	—	(14,809)	14,809	—
Accretion of dividend on Series C preferred stock	4,779	—	4,779	—
Change in fair value of derivatives	—	—	—	13,688
Balance March 31, 2020	$200,579	$172,241	$28,338	$292,687

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2021 and 2020:

	2021	2020
Risk-free interest rates	0.12 – 0.16%	0.23 – 0.71%
Expected life (years)	1.9 – 2.0	1.7 – 2.0
Expected dividends	0%	0%
Expected volatility	188 – 196%	246 – 251%

Common Stock

2021 Transactions

During the three months ended March 31, 2021, $100,000 of notes and $6,256 of accrued interest and fees were converted into 5,026,413 shares of common stock with a value of $705,635.

During the three months ended March 31, 2021, 606,769 shares of common stock, valued at $24,843, were accrued for related party services. At March 31, 2021 and December 31, 2020, shares to be issued for related party services were 2,338,456 and 1,731,687, respectively, and the value of shares to be issued at March 31, 2021 and December 31, 2020 was $38,207 and $13,364, respectively.

During the three months ended March 31, 2021, 31,696 shares of common stock, valued at $2,000, were accrued for services. At March 31, 2021 and December 31, 2020, shares to be issued for services were 1,137,553 and 1,105,857, respectively, and the value of shares to be issued at March 31, 2021 and December 31, 2020 was $16,000 and $14,000, respectively.

At March 31, 2021 and December 31, 2020, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

During the three months ended March 31, 2021, we issued 30,000 shares of common stock, valued at $1,915, for consulting services.

2020 Transactions

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Balance at beginning of year	$476	$967
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	4,442	(97)
Balance at end of year	$4,918	$870

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Annual dividend yield	0%	0%
Expected life (years)	1.75 – 6.13	0.42 – 8.13
Risk-free interest rate	0.16 – 1.16%	1.56 – 2.40%
Expected volatility	198 – 243%	165 – 318%

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2021 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.47 years.

As of March 31, 2021, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2021	293
2022	270
2023	270
2024	270
2025	45
Total	1,148
Less: amount representing interest	(210)
Present value of future minimum lease payments	938
Less: current obligations under leases	270
Long-term lease obligations	$668

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three months ended March 31,
	2021	2020
Operating lease costs	$111,268	$249,225
Variable rent costs	47,759	41,568
Total rent expense	$159,027	$290,793

As of March 31, 2021, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2021	$223
2022	197
2023	222
2024	250
2025	46
Total	$938

Other information related to leases is as follows:

Three Months ended March 31, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$104,843
Weighted-average remaining lease term - operating leases	3.47yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $191,753 and $384,031 during the three months ended March 31, 2021 and 2020, respectively.

These two leases have three months and 3.8 year terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent approximately $22,000-$25,000 plus variable NNN.

As of March 31, 2021, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2021	$396
2022	346
2023	346
2024	346
2025 and beyond	58
Total	$1,492

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the three months ended March 31, 2021, the Company accrued compensation expense of approximately $25,000 on 606,769 shares of common stock under these agreements. During the three months ended March 31, 2020, the Company accrued compensation expense of approximately $27,000 on 1,652.116 shares of common stock. As of March 31, 2021 and December 31, 2020, the ending balance of accrued compensation was $38,207 and $13,364, respectively. The number of shares accrued to be issued was 2,338,456 at March 31, 2021.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the three months ended March 31, 2021 and 2020, $17,936 and $0, respectively, was paid under this agreement. As of March 31, 2021, the outstanding balance was $144,326, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr. Throgmartin’s resignation was not the result of any disagreements with the Company’s plan of operations, policies or management. On the same date, we appointed Christopher D. Strachan, our Chief Financial Officer, to membership on our Board of Directors and appointed Nello Gonfiantini III, our Chief Operations Officer, to the additional post of Chief Executive Officer.

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Company further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Company will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event our financial results attain certain EBITA benchmarks. The Company shall have the right to require Mr. Throgmartin to provide consulting services to it for a per diem fee of $500. During the three months ended March 31, 2021 and 2020, $15,000 and $15,000, respectively, were paid under this agreement. As of March 31, 2021, the outstanding balance was $865,597, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

Note 11 – Subsequent Events

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

During the period from April 1, 2021 through May 15, 2021:

The Company issued 1,137,826 shares of common stock, which had been included in shares to be issued at March 31, 2021.

The Company received payment of $400,000 of principal and $93,770 of accrued interest related to one of the notes receivable described in Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 12, 2021 for the year ended December 31, 2020. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview of the Market

Diego Pellicer Worldwide, Inc. was established on August 26, 2013 to take advantage of growing market for legalized cannabis being made possible by the escalating legislation allowing for the legalization of cannabis operations in the majority of states. The cannabis market has a multi-billion dollar potential. The industry is in its infancy and is rapidly being propelled towards its potential by the state legalization and the rush by suppliers to meet the pent-up demand. Most suppliers are small unsophisticated but capable operators. The federal legal constraints provide an opportunity to those companies early to the market to gain a first mover advantage and to the successful ones, an opportunity to be a consolidator in the industry.

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

Recent Developments

During the fiscal quarter, the Company continued its focus on seeking complimentary acquisitions that are additive to the Company’s overall strategic plan

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to three months ended March 31, 2020

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2021	March 31, 2020	$	%
Revenues
Net rental revenue	$191,753	$384,031	$(192,278)	-50%
Rental expense	(159,027)	(290,793)	(131,766)	-45%
Gross profit	32,726	93,238	(60,512)	-65%
General and administrative expenses	198,251	267,003	(68,752)	-26%
Selling expense	9,881	6,804	3,077	45%
Loss from operations	$(175,406)	$(180,569)	$5,163	3%

Revenues. For the three months ended March 31, 2021 and 2020, the Company leased two and three facilities, respectively, to licensees in Colorado (one lease was terminated October 1, 2020). Total revenue for the three months ended March 31, 2021 was $191,753, as compared to $384,031 for the three months ended March 31, 2020, a decrease of $192,278, primarily due to the lease termination in late 2020.

Gross profit. Rental revenue for the period ended March 31, 2021 decreased over the prior three months ended March 31, 2020, resulting in a gross profit of $32,726, a decrease of $60,512 from a gross profit of $93,238 for the three months ended March 31, 2020, resulting from the decrease in revenue due to a lease termination in October 2020.

General and administrative expense. Our general and administrative expenses for the three months ended March 31, 2021 were $198,251, compared to $267,003 for the three months ended March 31, 2020. The decrease of $68,752 was largely attributable to a reduction in executive stock compensation and public company related expenses during the three months ended March 31, 2021.

Selling expense. Our selling expenses for the three months ended March 31, 2021 were $9,881, compared to $6,804 for the three months ended March 31, 2020. The increase of $3,077 was due to additional expenditures for services related to marketing activities.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2021	March 31, 2020	$	%
Other income (expense)
Interest income	$26,912	$32,891	$(5,979)	-18%
Forgiveness of debt income	56,908	—	56,908	100%
Interest expense	(209,542)	(667,577)	(458,035)	-69%
Lease termination payments	33,851	—	33,851	100%
Extinguishment of debt	389,550	1,932	387,618	20,063%
Change in derivative liabilities	698,449	302,004	396,445	131%
Change in value of warrants	(4,442)	97	(4,539)	-4,679%
Total other income (loss)	$991,686	$(330,653)	$1,322,339	400%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including gain resulting from the extinguishment of derivative liabilities during the period, and from decreased financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2021	March 31, 2020	$	%
Net Cash provided (used) in operating activities	$(196,763)	$(373,721)	$(176,958)	-47%
Net Cash provided by financing activities	67,000	147,500	(80,500)	-55%
Net Decrease in Cash	(129,763)	(226,221)	(96,458)	-43%
Cash - beginning of period	327,864	317,446	10,418
Cash - end of period	$198,101	$91,225	$106,876	117%

Operating Activities. For the three months ended March 31, 2021, the net cash used of $196,763 was a decrease over the same period of the prior year of $176,958. Cash used for operating assets and liabilities decreased by $190,798, which was partially offset by an increase in loss from operations after non-cash adjustments of $13,840.

Financing Activities. During the three months ended March 31, 2021, $267,000 in proceeds were received from the sale of preferred stock. Payments of convertible notes payable were $200,000. For the three months ended March 31, 2020, we received $100,000 in proceeds from convertible notes payable and $50,000 from the sale of preferred stock. Payment of debt cost was $2,500.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,228,725 at March 31, 2021, and it has an accumulated deficit of $55,299,546 at March 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our critical accounting policies are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”), pursuant to Rule 13a- 15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

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

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

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

Based on our evaluation under the framework described above, as of March 31, 2021, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

As of the date of this Quarterly Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue due to lack of available capital. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, $100,000 of convertible notes and $6,256 of accrued interest and fees associated with the notes were converted into 5,026,413 shares of common stock with a value of $705,635.

During the three months ended March 31, 2021, the Company issued 30,000 shares of common stock for consulting services with a value of $1,915.

On February 24, 2021, the Company sold 179,850 shares of Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva.

On March 16, 2021, the Company sold 113,850 shares of Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $103,500 pursuant to a Series C Preferred Purchase Agreement with Geneva.

The securities in the transactions described above were sold or issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold or issued bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: May 14, 2021	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)