Form 10-Q
period 2021-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2021-08-16
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☒

As of August 10, 2021 there were 225,433,448 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$389,753	$327,864
Accounts receivable	543,319	523,958
Prepaid expenses	—	11,275

Total current assets	933,072	863,097

Other receivables	591,081	1,030,422
Security deposits	90,000	90,000
Right of use assets	836,879	1,062,592

Total assets	$2,451,032	$3,046,111

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$501,311	$526,377
Accrued payable - related parties	1,208,052	1,332,756
Accrued expenses	981,995	931,825
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes	2,941,274	3,239,274
Derivative liabilities	4,776,575	5,997,865
Lease liabilities	210,610	327,685
Warrant liabilities	2,541	476

Total current liabilities	10,896,719	12,630,619

Notes payable - long term	150,000	206,444
Lease liabilities, net of current portion	619,700	715,488

Total liabilities	11,666,419	13,552,551

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 293,700 and no shares issued and outstanding, net of discount of $246,126 and $0, respectively,	57,089	—

Deficiency in stockholders’ equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 225,433,448 and 217,271,495 shares issued and outstanding, respectively	224	216
Additional paid-in capital	45,308,637	44,554,119
Stock to be issued	91,903	49,225
Accumulated deficit	(54,673,240)	(55,110,000)

Total deficiency in stockholders’ equity	(9,272,476)	(10,506,440)

Total liabilities and deficiency in stockholders’ equity	$2,451,032	$3,046,111

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Net rental revenue	$191,752	$344,849	$383,505	$728,880
Rental expense	(159,028)	(282,826)	(318,055)	(573,619)
Gross profit	32,724	62,023	65,450	155,261

Operating expenses:
General and administrative expenses	276,247	262,655	474,498	529,657
Selling expense	7,928	8,237	17,809	15,041
Loss from operations	(251,451)	(208,869)	(426,857)	(389,437)

Other income (expense)
Interest income	27,668	32,890	54,580	65,781
Forgiveness of debt income	—	—	56,908	—
Interest expense	(174,041)	(627,075)	(383,583)	(1,294,652)
Lease termination payments	33,852	—	67,703	—
Extinguishment of debt	—	—	389,550	1,931
Change in derivative liabilities	1,031,835	1,166,034	1,730,284	1,468,038
Change in value of warrants	2,377	(125)	(2,065)	(28)
Total other income (loss), net	921,691	571,724	1,913,377	241,070

Provision for taxes	—	—	—	—
Net income (loss)	670,240	362,855	1,486,520	(148,367)
Deemed dividend on preferred stock	(43,934)	(72,153)	(1,049,760)	(130,609)
Net income (loss) attributable to common stockholders	$626,306	$290,702	$436,760	$(278,976)

Income (loss) per share - basic	$0.00	$0.00	$0.00	$(0.00)
Income (loss) per share - diluted	(0.00)	$0.00	(0.00)	$(0.00)

Weighted average common shares outstanding - basic	223,297,739	129,746,795	221,412,829	128,720,377
Weighted average common shares outstanding - diluted	345,353,016	134,337,021	1,684,380,073	126,242,729

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	—	$—	217,271,495	216	—	—	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	—	—	30,000	—	—	—	1,915	—	2,000	3,915
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	—	—	5,026,413	5	—	—	705,630	—	—	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	13,155	—	—	—	—	—	(13,155)	—	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(992,671)	—	(992,671)
Net income	—	—	—	—	—	—	—	816,280	—	816,280
Balance - March 31, 2021	293,700	13,155	222,327,908	221		—	45,261,664	(55,299,546)	76,068	(9,961,593)

Issuance of common shares for services	—	—	1,137,826	1	—	—	15,999	—	(14,000)	2,000
Issuance of common shares for services - related parties	—	—	1,967,714	2	—	—	30,974	—	29,835	60,811
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	43,934	—	—	—	—	—	(43,934)	—	(43,934)
Net income	—	—	—	—	—	—	—	670,240	—	670,240
Balance - June 30, 2021	293,700	$57,089	225,433,448	$224	—	$—	$45,308,637	$(54,673,240)	$91,903	$(9,272,476)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount			Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	—	—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Issuance of common shares for services	—	—	—	—	—	—	—	—	2,003	2,003
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	27,026	27,026
Common stock issued upon conversion of notes payable and accrued interest	—	—	13,767,631	14	—	—	169,723	—	—	169,737
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	19,588	—	—	—	—	—	(19,588)	—	(19,588)
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(38,868)	—	(38,868)
Net loss	—	—	—	—	—	—	—	(511,222)	—	(511,222)
Balance - March 31, 2020	195,800	28,338	127,693,963	128	—	—	43,688,457	(52,538,580)	156,290	(8,693,705)

Issuance of common shares for services	—	—	—	—	—	—	—	—	10,200	10,200
Issuance of common shares for services - related parties	—	—	2,553,969	3	—	—	65,630	—	(46,822)	18,811
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Conversion of preferred shares into common shares	(39,048)	(12,176)	4,939,759	5	—	—	86,441	—	—	86,446
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	40,125	—	—	—	—	—	(40,125)	—	(40,125)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(32,028)	—	(32,028)
Net loss	—	—	—	—	—	—	—	362,855	—	362,855
Balance - June 30, 2020	212,552	$56,287	135,187,691	$136	—	$—	$43,881,123	$(52,247,878)	$119,668	$(8,246,951)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,486,520	$(148,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(1,730,284)	(1,468,038)
Change in value of warrants	2,065	28
Amortization of debt related costs	—	916,804
Noncash finance cost	2,000	—
Expense related to additional derivative liability	212,861	206,283
Extinguishment of debt	(389,550)	(1,931)
Stock-based compensation	91,569	139,230
Forgiveness of debt	(56,908)	—
Changes in operating assets and liabilities:
Accounts receivable	(19,361)	(132,372)
Prepaid expenses	11,275	12,111
Other receivables	439,341	(242,102)
Accounts payable	(25,065)	(13,373)
Accrued liability - related parties	(124,704)	47,522
Accrued expenses	82,280	158,694
Lease liabilities	12,850	(5,633)

Cash used in operating activities	(5,111)	(531,144)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from notes payable		56,444
Proceeds from convertible notes payable	—	100,000
Repayments of convertible notes payable, net	(200,000)	(2,500)
Proceeds from sale of preferred stock, net	267,000	100,000

Cash provided by financing activities	67,000	253,944

Net increase (decrease) in cash	61,889	(277,200)
Cash, beginning of period	327,864	317,446
Cash, end of period	$389,753	$40,246

Cash paid for interest	$70,000	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$100,000	$89,000
Conversion of Preferred Stock for Common Stock	$—	$12,176
Derivative liability related to convertible notes and convertible Preferred C shares	$1,259,672	$—
Accrued interest converted to stock	$6,256	$6,282
Value of common stock issued for conversion of notes and accrued interest	$705,635	$—
Value of derivative liability extinguished upon conversion of notes and preferred stock and payment of notes	$963,539	$176,016
Debt discount attributable to convertible notes and preferred stock	$267,000	$200,000
Accrued interest extinguished with note payment	$25,390	$—
Common stock payable authorized for services	$26,843	$29,029
Debt discount extinguished with note conversion	$—	$25,377
Accrued dividends and accretion of conversion feature on Series C preferred stock	$57,089	$59,713
Deemed dividends related to conversion feature of Series C preferred stock	$992,671	$70,896

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021 and 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiaries, Diego Pellicer World-wide 1, Inc. and DPWW Management Company, LLC, both of which are inactive at this time. Intercompany balances and transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2021	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative liabilities		$—		$—		$4,777		$4,777
Stock warrant liabilities		—		—		2		2
	$—		$—		$4,779		$4,779

As of December 31, 2020	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative liabilities		$—		$—		$5,998		$5,998
Stock warrant liabilities		—		—		1		1
	$—		$—		$5,999		$5,999

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three and six months ended June 30, 2021 and the year ended December 31, 2020.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. Uninsured balances were approximately $136,000 and $73,000 at June 30, 2021 and December 31, 2020, respectively.

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

Advertising

Advertising expense was $7,928 and $8,237 for the three months ended June 30, 2021 and 2020, respectively, and was $17,809 and $15,041 for the six months ended June 30, 2021 and 2020, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 231,135,631 and 699,197,733 common stock equivalents at June 30, 2021 and 2020, respectively. For the six months ended June 30, 2020, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $9,963,647 at June 30, 2021, and it has an accumulated deficit of $54,673,240 at June 30, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at June 30, 2021. At June 30, 2021 and December 31, 2020, the Company had outstanding receivables from the subleases totaling $543,319 and $523,958, respectively, and during the six months ended June 30, 2021 and 2020 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of June 30, 2021 and December 31, 2020, the outstanding balance of these notes receivable total $591,081 and $1,030,422, respectively, including accrued interest of $261,081 and $300,422, respectively. The notes are secured by a UCC filing and also $400,000 of the balance was personally guaranteed by the managing member of RAM. Our position is subordinate to the CEO’s note described in Note 6. We have recorded interest income of $27,579 and $32,846 during the three months ended June 30, 2021 and 2020, respectively. We have recorded interest income of $54,429 and $65,692 during the six months ended June 30, 2021 and 2020, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

If we do consummate any agreement to acquire Royal Asset Management, part of the purchase price will be paid through receivables that are owed to us (see below).

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the fourth quarter of 2021. Accrued interest receivable of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at June 30, 2021. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During 2021, we received six months of payments and have recorded $67,703 as Lease Termination Payments in the Statement of Operations.

Note 5 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require two months’ rental expense in the form of a deposit.

Note 6 – Related Party Transactions

As of June 30, 2021 and December 31, 2020, the Company has accrued compensation to its CEO and director and to its CFO aggregating $222,097 and $289,897, respectively. As of June 30, 2021 and December 31, 2020, accrued payable due to former officers was $985,954 and $1,042,859, respectively. For each of the three month periods ended June 30, 2021 and 2020, total cash-based compensation to related parties was $90,000. For each of the six month periods ended June 30, 2021 and 2020, total cash-based compensation to related parties was $180,000. For the three months ended June 30, 2021 and 2020, total share-based compensation to related parties was $60,811 and $59,406, respectively. For the six months ended June 30, 2021 and 2020, total share-based compensation to related parties was $85,654 and $127,027, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17% - 18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and are secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 is also secured by the medical marijuana licenses held by Royal Asset Management.

At June 30, 2021 and December 31, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 10), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date at June 30, 2021, however the Company has not yet received a default notice. Accrued interest on the note was $54,993 and $49,401 at June 30, 2021 and December 31, 2020, respectively.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of June 30, 2021 and December 31, 2020 the outstanding principal balance of the note was $133,403, and accrued interest on the note was $73,409 and $70,101, respectively. As of June 30, 2021 the note was past the maturity date, however the Company has not yet received a default notice.

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

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $4,368,763 and $5,997,865 at June 30, 2021 and December 31, 2020, respectively. All notes accrue interest at 10% and the notes had all matured at June 30, 2021. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the six months ended June 30, 2021 and 2020. The tables below provide the note payable activity for the six months ended June 30, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the six months ended June 30, 2021 and 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	200,147
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	(865,710)
Amortization	—	—	—	—
Balance June 30, 2021	$2,941,274	$—	$2,941,274	$4,368,763

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	309,251
Conversion of convertible notes	(89,000)	(25,377)	(63,623)	(97,848)
Repayment of convertible notes	(2,500)	—	(2,500)	—
Change in fair value of derivatives	—	—	—	(1,457,459)
Amortization	—	(916,804)	916,804	—
Balance June 30, 2020	$3,278,275	$75,064	$3,203,211	$3,588,134

During the six months ended June 30, 2021, $100,000 of notes was converted into 4,444,444 shares of common stock with a value of $697,779. A gain on extinguishment of debt of $59,999 and reduction of derivative liabilities of $657,778 have been recorded related to these conversions.

During the six months ended June 30, 2021, $6,256 of accrued interest was converted into 581,969 shares of common stock with a value of $7,856. A gain on extinguishment of debt of $1,709 and reduction of derivative liabilities of $3,309 have been recorded related to these conversions.

During the six months ended June 30, 2021, we repaid an aggregate of $200,000 of note principal. A gain on extinguishment of debt of $177,116 and reduction of derivative liabilities of $177,116 have been recorded related to these payments.

During the six months ended June 30, 2021, we paid an aggregate of $70,000 in settlement of accrued interest in the amount of $95,390. A gain on extinguishment of debt of $150,726 and reduction of derivative liabilities of $125,336 have been recorded related to these payments.

During the six months ended June 30, 2021, we recorded noncash additions to convertible notes aggregating $2,000.

As of June 30, 2021, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2021 and 2020

	June 30, 2021	June 30, 2020
Risk-free interest rates	0.02 – 0.09%	0.11 – 1.58%
Expected life (years)	0.25	0.25 – 1.0
Expected dividends	0%	0%
Expected volatility	154 – 544%	064 – 214%

Note 9 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,082,441, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $177,231. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. There were 293,700 shares outstanding at June 30, 2021, with an associated derivative liability of $407,812.

The tables below provide the preferred stock activity for the six months ended June 30, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the six months ended June 30, 2021 and 2020:

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2020	$—	—	—	—
Issuance of Series C Preferred shares	293,700	293,700	—	1,259,672
Accretion of discount	—	(47,574)	47,574	—
Accretion of dividend on Series C preferred stock	9,515	—	9,515	12,714
Change in fair value of derivatives	—	—	—	(864,574)
Balance June 30, 2021	$303,215	$246,126	$57,089	$407,812

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2019	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	111,600	111,600	—	164,586
Conversion of Series C Preferred shares	(39,048)	(26,872)	(12,176)	(96,968)
Accretion of discount	49,886	—	49,886	—
Accretion of dividend on Series C preferred stock	9,827	—	9,827	—
Change in fair value of derivatives	—	—	—	10,551
Balance June 30, 2020	$272,265	$215,978	$56,287	$268,300

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2021 and 2020:

	2021	2020
Risk-free interest rates	0.12 – 0.25%	0.16 – 0.71%
Expected life (years)	1.7 – 2.0	1.45 – 2.0
Expected dividends	0%	0%
Expected volatility	188 – 196%	172 – 262%

Common Stock

2021 Transactions

During the six months ended June 30, 2021, $100,000 of notes and $6,256 of accrued interest and fees were converted into 5,026,413 shares of common stock with a value of $705,635.

During the six months ended June 30, 2021, 2,931,647 shares of common stock, valued at $85,654, were accrued for related party services, and 1,967,714 shares of common stock, valued at $30,976, were issued. At June 30, 2021 and December 31, 2020, shares to be issued for related party services were 2,695,620 and 1,731,687, respectively, and the value of shares to be issued at June 30, 2021 and December 31, 2020 was $68,042 and $13,364, respectively.

During the six months ended June 30, 2021, 87,252 shares of common stock, valued at $4,000, were accrued for services, and 1,137,553 shares of common stock, valued at $16,000, were issued. At June 30, 2021 and December 31, 2020, shares to be issued for services were 55,556 and 1,105,857, respectively, and the value of shares to be issued at June 30, 2021 and December 31, 2020 was $2,000 and $14,000, respectively.

At June 30, 2021 and December 31, 2020, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

During the six months ended June 30, 2021, we issued 30,000 shares of common stock, valued at $1,915, for consulting services.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

	Six Months ended June 30,
	2021	2020
Balance at beginning of period	$476	$967
Additions to derivative instruments	—	—
Loss on change in fair value of derivative liability	2,065	28
Balance at end of period	$2,541	$995

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Annual dividend yield	0%	0%
Expected life (years)	1.5 – 5.88	0.17 – 7.13
Risk-free interest rate	0.16 – 1.16%	0.11 – 0.55%
Expected volatility	195 – 243%	172 – 262%

Note 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases property under operating leases. Property leases include retail and warehouse space with fixed rent payments and lease terms ranging from three to five years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance, and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2021 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.5 years.

As of June 30, 2021, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2021	160
2022	270
2023	270
2024	270
2025	45
Total	1,015
Less: amount representing interest	(185)
Present value of future minimum lease payments	830
Less: current obligations under leases	211
Long-term lease obligations	$619

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Six months ended June 30,
	2021	2020
Operating lease costs	$225,713	$498,453
Variable rent costs	92,342	75,166
Total rent expense	$318,055	$573,619

As of June 30, 2021, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2021	$115
2022	197
2023	222
2024	250
2025	46
Total	$830

Other information related to leases is as follows:

Six Months ended June 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$212,863
Weighted-average remaining lease term - operating leases	3.5yr
Weighted-average discount rate - operating leases	12%

The Company recognized sublease income of $191,752 and $344,849 during the three months ended June 30, 2021 and 2020, respectively. The Company recognized sublease income of $383,505 and $728,880 during the six months ended June 30, 2021 and 2020, respectively.

These two leases have one month and 3.6 year terms with optional extension, expiration dates range from July 2021 to June 2025, and monthly base rent of approximately $22,000-$25,000 plus variable NNN.

As of June 30, 2021, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2021	$209
2022	346
2023	346
2024	346
2025 and beyond	58
Total	$1,305

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the six months ended June 30, 2021, the Company accrued compensation expense of approximately $86,000 on 2,931,647 shares of common stock under these agreements. During the six months ended June 30, 2020, the Company accrued compensation expense of approximately $46,000 on 2,244,887 shares of common stock. As of June 30, 2021 and December 31, 2020, the ending balance of accrued compensation was $68,042 and $13,364, respectively. The number of shares accrued to be issued was 2,695,620 at June 30, 2021.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the six months ended June 30, 2021 and 2020, $26,904 and $7,634, respectively, was paid under this agreement. As of June 30, 2021, the outstanding balance was $135,357, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr. Throgmartin’s resignation was not the result of any disagreements with the Company’s plan of operations, policies, or management. On the same date, we appointed Christopher D. Strachan, our Chief Financial Officer, to membership on our Board of Directors and appointed Nello Gonfiantini III, our Chief Operations Officer, to the additional post of Chief Executive Officer.

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Company further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Company will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event our financial results attain certain EBITA benchmarks. The Company shall have the right to require Mr. Throgmartin to provide consulting services to it for a per diem fee of $500. During the six months ended June 30, 2021 and 2020, $30,000 and $25,000, respectively, were paid under this agreement. As of June 30, 2021, the outstanding balance was $850,597, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

Legal Proceedings

On May 10, 2021, a lawsuit was filed against the Company, along with other defendants, by plaintiff Erin Turoff in the District Court, City and County of Denver, State of Colorado. The specific allegations against the Company include civil theft and civil conspiracy and the plaintiff is seeking actual and compensatory damages. No specific monetary amount was demanded in the lawsuit. On July 8, 2021, the Company filed an answer to the complaint, denying the allegations. The Company believes that the suit is without merit and that the Company will ultimately prevail in any litigation.

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

On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on four subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. The alleged damages under the sublease terms amount to $1,480,881, $377,568, $1,027,635, and $1,418,480, respectively. In addition, the lawsuit alleges that RAM failed to make payments pursuant to a promissory note (the “Note”) in which the Company and RAM entered into on April 3, 2018. The Note was for the principal amount of $330,000 with interest at 18% per annum. The Note had a maturity date of April 2, 2019. Defendant Demers personally guaranteed the Note. The lawsuit seeks payment from RAM and Demers for the total balance due on the Note of $330,000 plus the interest due therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the financial statements and footnotes included in the Company’s Form 10-K filed on April 12, 2021 for the year ended December 31, 2020. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The Company’s first phase strategy is to lease and develop the most prominent and convenient real estate locations for the purposes of leasing them to state licensed operators in the cannabis industry. Diego’s first phase revenues result from leasing real estate and selling non-cannabis related accessories to our tenants. The Company has developed a brand name strategy, providing training, design services, branded accessories, systems and systems training, locational selection, and other advisory services to their tenants. We enter into branding agreements with our tenants. In addition, part of the vetting process in finding the proper tenant is selecting a tenant that shares the Company’s values and strictly complies with respective state laws, follows strict safety and testing requirements, and provides consistent, high-quality products. If the tenants do not comply, they will not be allowed to use the brand.

The second phase of our strategy is to secure options to purchase the tenant’s operations. When mutually advantageous for Diego and the tenant, Diego will negotiate acquisition contracts with selected Diego operators/tenants. When it becomes federally legal to do so, Diego will execute the acquisition contracts, consolidate our selected tenants, and become a nationally branded marijuana retailer and producer concurrent with the change of federal law.

Diego Pellicer Management Company, a wholly owned subsidiary, will license the upscale Diego Pellicer (“DP”) brand to qualified operators and receive royalty payments, while providing expertise in retail, product, and manufacturing from Diego’s management team.

Recent Developments

During the fiscal quarter, the Company continued its focus on seeking complimentary acquisitions that are additive to the Company’s overall strategic plan.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 compared to three months ended June 30, 2020

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2021	June 30, 2020	$	%
Revenues
Net rental revenue	$191,752	$344,849	$(153,097)	-44%
Rental expense	(159,028)	(282,826)	(123,798)	-44%
Gross profit	32,724	62,023	(29,299)	-47%
General and administrative expenses	276,247	262,655	13,592	5%
Selling expense	7,928	8,237	(309)	-4%
Loss from operations	$(251,451)	$(208,869)	$(42,582)	-20%

Revenues. For the three months ended June 30, 2021 and 2020, the Company leased two and three facilities, respectively, to licensees in Colorado (one lease was terminated October 1, 2020). Total revenue for the three months ended June 30, 2021 was $191,752, as compared to $344,849 for the three months ended June 30, 2020, a decrease of $153,097, primarily due to the lease termination in late 2020.

Gross profit. Rental revenue for the period ended June 30, 2021 decreased over the prior three months ended June 30, 2020, resulting in a gross profit of $32,724, a decrease of $29,299 from a gross profit of $62,023 for the three months ended June 30, 2020, resulting from the decrease in revenue due to a lease termination in October 2020.

General and administrative expense. Our general and administrative expenses for the three months ended June 30, 2021 were $276,247, compared to $262,655 for the three months ended June 30, 2020. The increase of $13,592 was largely attributable to an increase in consulting expense during the three months ended June 30, 2021.

Selling expense. Our selling expenses for the three months ended June 30, 2021 were $7,928, compared to $8,237 for the three months ended June 30, 2020. The decrease of $309 was due to decreased website expense.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2021	June 30, 2020	$	%
Other income (expense)
Interest income	$27,668	$32,890	$(5,222)	-16%
Interest expense	(174,041)	(627,075)	(453,034)	-72%
Lease termination payments	33,852	—	33,852	100%
Change in derivative liabilities	1,031,835	1,166,034	(134,199)	-12%
Change in value of warrants	2,377	(125)	2,502	2,000%
Total other income	$921,691	$571,724	$349,967	61%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including gain resulting from the extinguishment of derivative liabilities during the period, and from decreased financing costs of new debt incurred by the Company.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

After rental expense the gross margins on the lease were as follows:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2021	June 30, 2020	$	%
Revenues
Net rental revenue	$383,505	$728,880	$(345,375)	-47%
Rental expense	(318,055)	(573,619)	(255,564)	-45%
Gross profit	65,450	155,261	(89,811)	-58%
General and administrative expenses	474,498	529,657	(55,159)	-10%
Selling expense	17,809	15,041	2,768	18%
Loss from operations	$(426,857)	$(389,437)	$(37,420)	-10%

Revenues. For the six months ended June 30, 2021 and 2020, the Company leased two and three facilities, respectively, to licensees in Colorado (one lease was terminated October 1, 2020). Total revenue for the six months ended June 30, 2021 was $383,505, as compared to $728,880 for the six months ended June 30, 2020, a decrease of $345,375, primarily due to the lease termination in late 2020.

Gross profit. Rental revenue for the period ended June 30, 2021 decreased over the prior six months ended June 30, 2020, resulting in a gross profit of $65,450, a decrease of $89,811 from a gross profit of $155,261 for the six months ended June 30, 2020, resulting from the decrease in revenue due to a lease termination in October 2020.

General and administrative expense. Our general and administrative expenses for the six months ended June 30, 2021 were $474,498, compared to $529,657 for the six months ended June 30, 2020. The decrease of $55,159 was largely attributable to a reduction in executive stock compensation and public company related expenses during the six months ended June 30, 2021.

Selling expense. Our selling expenses for the six months ended June 30, 2021 were $17,809, compared to $15,041 for the six months ended June 30, 2020. The increase of $2,768 was due to additional expenditures for services related to our website.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2021	June 30, 2020	$	%
Other income (expense)
Interest income	$54,580	$65,781	$(11,201)	-17%
Forgiveness of debt income	56,908	—	56,908	100%
Interest expense	(383,583)	(1,294,652)	(911,069)	-70%
Lease termination payments	67,703	—	67,703	100%
Extinguishment of debt	389,550	1,931	387,619	20,073%
Change in derivative liabilities	1,730,284	1,468,038	262,246	18%
Change in value of warrants	(2,065)	(28)	(2,037)	-7,275%
Total other income	$1,913,377	$241,070	$1,672,307	694%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including gain resulting from the extinguishment of derivative liabilities during the period, and from decreased financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2021	June 30, 2020	$	%
Net Cash used in operating activities	$(5,111)	$(531,144)	$526,033	99%
Net Cash provided by financing activities	67,000	253,944	(186,944)	-74%
Net Increase (Decrease) in Cash	61,889	(277,200)	339,089	122%
Cash - beginning of period	327,864	317,446	10,418
Cash - end of period	$389,753	$40,246	$349,507	868%

Operating Activities. For the six months ended June 30, 2021, the net cash used of $5,111 was a decrease over the same period of the prior year of $526,033. Cash provided by operating assets and liabilities increased by $551,769, which was partially offset by an increase in loss from operations, after non-cash adjustments, of $25,736. In April 2021, we received a payment on other receivables of $493,770.

Financing Activities. During the six months ended June 30, 2021, $267,000 in proceeds were received from the sale of preferred stock. Payments of convertible notes payable were $200,000. For the six months ended June 30, 2020, we received $100,000 in proceeds from convertible notes payable and $100,000 from the sale of preferred stock. We also received a loan from Numerica Credit Union, in the amount of $56,444, pursuant to the Paycheck Protection Program. Payment of debt cost was $2,500.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $9,963,647 at June 30, 2021, and it has an accumulated deficit of $54,673,240 at June 30, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on our evaluation under the framework described above, as of June 30, 2021, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as listed below, the Company is not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On May 10, 2021, a lawsuit was filed against the Company, along with other defendants, by plaintiff Erin Turoff in the District Court, City and County of Denver, State of Colorado. The specific allegations against the Company include civil theft and civil conspiracy and the plaintiff is seeking actual and compensatory damages. No specific monetary amount was demanded in the lawsuit. On July 8, 2021, the Company filed an answer to the complaint, denying the allegations. The Company believes that the suit is without merit and that the Company will ultimately prevail in any litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we issued 1,137,826 shares of common stock for consulting services with a value of $16,000.

During the three months ended June 30, 2021, we issued 1,967,714 shares of common stock for related party compensation with a value of $30,976.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2021, a convertible note in the principal amount of $515,607 was past its maturity date. The Company has not yet received any default notices. The note is in the process of being renegotiated.

As of June 30, 2021, a convertible note in the principal amount of $2,383,667 was past its maturity date. The Company has not yet received any default notices. The note is in the process of being renegotiated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on four subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. The alleged damages under the sublease terms amount to $1,480,881, $377,568, $1,027,635, and $1,418,480, respectively. In addition, the lawsuit alleges that RAM failed to make payments pursuant to a promissory note (the “Note”) in which the Company and RAM entered into on April 3, 2018. The Note was for the principal amount of $330,000 with interest at 18% per annum. The Note had a maturity date of April 2, 2019. Defendant Demers personally guaranteed the Note. The lawsuit seeks payment from RAM and Demers for the total balance due on the Note of $330,000, plus the interest due therein.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 16, 2021	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)