Form 10-Q
period 2021-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2021-11-12
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(516) 900-3799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A

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

Yes ☐ No ☒

As of November 10, 2021 there were 251,592,843 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$273,408	$327,864
Accounts receivable	574,826	523,958
Prepaid expenses	—	11,275

Total current assets	848,234	863,097

Other receivables	605,931	1,030,422
Security deposits	90,000	90,000
Right of use assets	1,360,775	1,062,592

Total assets	$2,904,940	$3,046,111

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$496,191	$526,377
Accrued payable - related parties	1,204,175	1,332,756
Accrued expenses	1,064,443	931,825
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes	2,941,274	3,239,274
Derivative liabilities	3,560,066	5,997,865
Lease liabilities	373,339	327,685
Warrant liabilities	863	476

Total current liabilities	9,914,712	12,630,619

Notes payable - long term	150,000	206,444
Lease liabilities, net of current portion	985,032	715,488

Total liabilities	11,049,744	13,552,551

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, 113,850 and no shares issued and outstanding, net of discount of $82,970 and $0, respectively,	37,056	—

Deficiency in stockholders' equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share;840,000,000 shares authorized, 239,129,265 and 217,271,495 shares issued and outstanding, respectively	238	216
Additional paid-in capital	45,555,862	44,554,119
Stock to be issued	164,714	49,225
Accumulated deficit	(53,902,674)	(55,110,000)

Total deficiency in stockholders' equity	(8,181,860)	(10,506,440)

Total liabilities and deficiency in stockholders'
equity	$2,904,940	$3,046,111

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenues
Net rental revenue	$198,505	$351,502	$582,010	$1,080,382
Rental expense	(157,466)	(283,916)	(475,521)	(857,535)
Gross profit	41,039	67,586	106,489	222,847

Operating expenses:
General and administrative expenses	221,289	356,305	695,787	885,960
Selling expense	8,870	9,552	26,679	24,593
Loss from operations	(189,120)	(298,271)	(615,977)	(687,706)

Other income (expense)
Interest income	14,931	36,279	69,511	102,058
Other income	—	7,839	—	7,839
Forgiveness of debt income	—	—	56,908	—
Interest expense	(150,487)	(207,427)	(534,070)	(1,502,058)
Lease termination payments	33,851	—	101,554	—
Extinguishment of debt	—	(677)	389,550	1,255
Change in derivative liabilities	1,093,766	(372,217)	2,824,050	1,095,821
Change in value of warrants	1,678	362	(387)	334
Total other income (loss), net	993,739	(535,841)	2,907,116	(294,751)

Provision for taxes	—	—	—	—
Net income (loss)	804,619	(834,112)	2,291,139	(982,457)
Deemed dividend on preferred stock	(34,053)	(6,092)	(1,083,813)	(136,701)
Net income (loss) attributable to common stockholders	$770,566	$(840,204)	$1,207,326	$(1,119,158)

Income (loss) per share - basic	$0.00	$(0.01)	$0.01	$(0.01)
Income (loss) per share - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	227,062,642	150,791,163	223,316,795	136,131,006
Weighted average common shares outstanding - diluted	453,484,157	150,791,163	1,688,135,003	136,131,006

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC

Condensed Consolidated Statements of Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	—	$—	217,271,495	216	—	—	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	—	—	30,000	—	—	—	1,915	—	2,000	3,915
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	—	—	5,026,413	5	—	—	705,630	—	—	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	13,155	—	—	—	—	—	(13,155)	—	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(992,671)	—	(992,671)
Net income	—	—	—	—	—	—	—	816,280	—	816,280
Balance - March 31, 2021	293,700	13,155	222,327,908	221			45,261,664	(55,299,546)	76,068	(9,961,593)

Issuance of common shares for services	—	—	1,137,826	1	—	—	15,999	—	(14,000)	2,000
Issuance of common shares for services - related parties	—	—	1,967,714	2	—	—	30,974	—	29,835	60,811
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	43,934	—	—	—	—	—	(43,934)	—	(43,934)
Net income	—	—	—	—	—	—	—	670,240	—	670,240
Balance - June 30, 2021	293,700	$57,089	225,433,448	$224	—	$—	$45,308,637	$(54,673,240)	$91,903	$(9,272,476)

Issuance of common shares for services	—	—	—	—	—	—	—	—	2,000	2,000
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	70,811	70,811
Conversion of preferred shares into common shares	(179,850)	(57,642)	13,695,817	14	—	—	247,225	—	—	247,239
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	37,609	—	—	—	—	—	(34,053)	—	(34,053)
Net income	—	—	—	—	—	—	—	804,619	—	804,619
Balance - September 30, 2021	113,850	$37,056	239,129,265	$238	—	$—	$45,555,862	$(53,902,674)	$164,714	$(8,181,860)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount			Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	—	—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Issuance of common shares for services	—	—	—	—	—	—	—	—	2,003	2,003
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	27,026	27,026
Common stock issued upon conversion of notes payable and accrued interest	—	—	13,767,631	14	—	—	169,723	—	—	169,737
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	19,588	—	—	—	—	—	(19,588)	—	(19,588)
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(38,868)	—	(38,868)
Net loss	—	—	—	—	—	—	—	(511,222)	—	(511,222)
Balance - March 31, 2020	195,800	28,338	127,693,963	128	—	—	43,688,457	(52,538,580)	156,290	(8,693,705)

Issuance of common shares for services	—	—	—	—	—	—	—	—	10,200	10,200
Issuance of common shares for services - related parties	—	—	2,553,969	3	—	—	65,630	—	(46,822)	18,811
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,595	—	—	40,595
Conversion of preferred shares into common shares	(39,048)	(12,176)	4,939,759	5	—	—	86,441	—	—	86,446
Series C preferred stock issued for cash, net of costs and discounts	55,800	—	—	—	—	—	—	—	—	—
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	40,125	—	—	—	—	—	(40,125)	—	(40,125)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(32,028)	—	(32,028)
Net loss	—	—	—	—	—	—	—	362,855	—	362,855
Balance - June 30, 2020	212,552	56,287	135,187,691	136	—	—	43,881,123	(52,247,878)	119,668	(8,246,951)

Issuance of common shares for services	—	—	2,000,000	2	—	—	25,598	—	25,600	51,200
Issuance of common shares for services - related parties	—	—	—	—	—	—	—	—	46,092	46,092
Fair value of warrants and options granted for services	—	—	—	—	—	—	40,591	—	—	40,591
Common stock issued upon conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	47,587	47,587
Conversion of preferred shares into common shares	(156,752)	(61,617)	27,403,584	27	—	—	262,215	—	—	262,242
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	20,832	—	—	—	—	—	(20,832)	—	(20,832)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	14,740	—	14,740
Net loss	—	—	—	—	—	—	—	(834,108)	—	(834,112)
Balance - September 30, 2020	55,800	$15,502	164,591,275	$165	—	$—	$44,209,527	$(53,088,078)	$238,947	$(8,639,444)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities:
Net income (loss)	$2,291,139	$(982,476)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(2,824,050)	(1,095,821)
Change in value of warrants	387	(334)
Amortization of debt related costs	—	942,601
Noncash finance cost	2,000	—
Expense related to additional derivative liability	283,270	299,783
Extinguishment of debt	(389,550)	(1,255)
Stock-based compensation	164,380	213,714
Common stock payable issued for services		63,403
Forgiveness of debt	(56,908)	—
Changes in operating assets and liabilities:
Accounts receivable	(50,868)	(107,357)
Prepaid expenses	11,275	12,111
Other assets	424,491	(315,152)
Other current receivable - related parties	—	350,000
Accounts payable	(30,186)	(13,372)
Accrued liability - related parties	(128,581)	58,170
Accrued expenses	164,730	246,705
Lease liabilities	17,015	3,085

Cash used in operating activities	(121,456)	(326,195)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	206,444
Proceeds from convertible notes payable	—	100,000
Repayments of convertible notes payable, net	(200,000)	(7,500)
Proceeds from sale of preferred stock, net	267,000	100,000

Cash provided by financing activities	67,000	398,944

Net increase (decrease) in cash	(54,456)	72,749
Cash, beginning of period	327,864	317,446
Cash, end of period	$273,408	$390,195

Cash paid for interest	$70,000	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$100,000	$119,000
Conversion of Preferred Stock for Common Stock	$187,044	$73,793
Derivative liability related to convertible notes and convertible Preferred C shares	$1,259,672	$—
Accrued interest converted to stock	$6,256	$8,166
Value of common stock issued for conversion of notes and accrued interest	$705,635	$—
Value of common stock issued for conversion of preferred stock and dividends	$247,239	—
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$963,539	$128,582
Value of derivative liability extinguished upon conversion of preferred stock and dividends	$193,152	$276,445
Debt discount attributable to convertible notes and preferred stock	$267,000	$200,000
Accrued interest extinguished with note payment	$25,390	$—
Debt discount extinguished with note conversion	$—	$39,843
Discount extinguished with preferred stock conversion	$129,403	$—
Accrued dividends and accretion of conversion feature on Series C preferred stock	$94,697	$80,545
Deemed dividends related to conversion feature of Series C preferred stock	$989,116	$56,156
Noncash increase in right of use asset	$627,500	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021 and 2020

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

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on four subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. (see Note 4).

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024 (see Note 10).

In October 2020, the master lease and sublease associated with the 18,600 sq. cultivation warehouse were terminated (see Note 4).

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

The accompanying consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2021	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$3,560	$3,560
Stock warrant liabilities	—	—	1	1
	$—	$—	$3,561	$3,561

As of December 31, 2020	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,998	$5,998
Stock warrant liabilities	—	—	1	1
	$—	$—	$5,999	$5,999

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. Uninsured balances were approximately $20,000 and $73,000 at September 30, 2021 and December 31, 2020, respectively.

Revenue recognition

In accordance with ASC 842, Leases, the Company recognizes rent income on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

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

Advertising

Advertising expense was $8,870 and $9,552 for the three months ended September 30, 2021 and 2020, respectively, and was $26,679 and $24,593 for the nine months ended September 30, 2021 and 2020, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 548,408,152 and 1,129,526,612 common stock equivalents at September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2020, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $9,066,478 at September 30, 2021, and it has an accumulated deficit of $53,902,674 at September 30, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at September 30, 2021. At September 30, 2021 and December 31, 2020, the Company had outstanding receivables from the subleases totaling $574,826 and $523,958, respectively, and during the nine months ended September 30, 2021 and 2020 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of September 30, 2021 and December 31, 2020, the outstanding balance of these notes receivable total $605,931 and $1,030,422, respectively, including accrued interest of $275,931 and $300,422, respectively. The notes are secured by a UCC filing and also $400,000 of the balance was personally guaranteed by the managing member of RAM. Our position was subordinate to the CEO’s note described in Note 6. We have recorded interest income of $14,850 and $36,199 during the three months ended September 30, 2021 and 2020, respectively. We have recorded interest income of $69,279 and $101,891 during the nine months ended September 30, 2021 and 2020, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the first quarter of 2022 pending the resolution of a lawsuit between the Company and other parties related to the transaction. Accrued interest receivable of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at September 30, 2021. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During 2021, we received nine months of payments and have recorded $101,554 as Lease Termination Payments in the Statement of Operations.

Note 5 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require two months’ rental expense in the form of a deposit.

Note 6 – Related Party Transactions

As of September 30, 2021 and December 31, 2020, the Company has accrued compensation to its CEO and director and to its CFO aggregating $242,189 and $289,897, respectively. As of September 30, 2021 and December 31, 2020, accrued payable due to former officers was $961,986 and $1,042,859, respectively. For each of the three month periods ended September 30, 2021 and 2020, total cash-based compensation to related parties was $90,000. For each of the nine month periods ended September 30, 2021 and 2020, total cash-based compensation to related parties was $270,000. For the three months ended September 30, 2021 and 2020, total share-based compensation to related parties was $70,811 and $86,683, respectively. For the nine months ended September 30, 2021 and 2020, total share-based compensation to related parties was $156,465 and $213,714, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrue interest at 17% - 18% per annum, and require monthly payment approximately from $5,000 to $20,000. These notes are personally guaranteed by the managing member of Royal Asset Management, and are secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 is also secured by the medical marijuana licenses held by Royal Asset Management. As of October 20, 2021 these notes were fully paid by Royal Asset Management and the security was released.

At September 30, 2021 and December 31, 2020, the Company owed Mr. Throgmartin, former CEO (See Note 10), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date at September 30, 2021, however the Company has not yet received a default notice. Accrued interest on the note was $57,835 and $49,401 at September 30, 2021 and December 31, 2020, respectively.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of September 30, 2021 and December 31, 2020 the outstanding principal balance of the note was $133,403, and accrued interest on the note was $75,090 and $70,101, respectively. As of September 30, 2021 the note was past the maturity date, however the Company has not yet received a default notice.

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

On June 30, 2020, the Company was granted a loan from the Small Business Association, in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan, (the “EIDL”) under Division A, Title I of the CARES Act. The loan, which is in the form of a note dated June 30, 2020 issued by the Borrower, matures on June 30, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing July 1, 2022.

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $3,422,900 and $5,997,865 at September 30, 2021 and December 31, 2020, respectively. All notes accrue interest at 10% and the notes had all matured at September 30, 2021. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the nine months ended September 30, 2021 and 2020. The tables below provide the note payable activity for the nine months ended September 30, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the nine months ended September 30, 2021 and 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	266,166
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	(1,877,592)
Amortization	—	—	—	—
Balance September 30, 2021	$2,941,274	$—	$2,941,274	$3,422,900

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,239	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	394,001
Conversion of convertible notes	(119,000)	(39,843)	(79,157)	(128,583)
Repayment of convertible notes	(7,500)	—	(7,500)	—
Change in fair value of derivatives	—	—	—	(1,084,517)
Amortization	—	(942,602)	942,601	—
Balance September 30, 2020	$3,243,275	$34,794	$3,208,474	$4,015,091

During the nine months ended September 30, 2021, $100,000 of notes were converted into 4,444,444 shares of common stock with a value of $697,779. A gain on extinguishment of debt of $59,999 and reduction of derivative liabilities of $657,778 have been recorded related to these conversions.

During the nine months ended September 30, 2021, $6,256 of accrued interest was converted into 581,969 shares of common stock with a value of $7,856. A gain on extinguishment of debt of $1,709 and reduction of derivative liabilities of $3,309 have been recorded related to these conversions.

During the nine months ended September 30, 2021, we repaid an aggregate of $200,000 of note principal. A gain on extinguishment of debt of $177,116 and reduction of derivative liabilities of $177,116 have been recorded related to these payments.

During the nine months ended September 30, 2021, we paid an aggregate of $70,000 in settlement of accrued interest in the amount of $95,390. A gain on extinguishment of debt of $150,726 and reduction of derivative liabilities of $125,336 have been recorded related to these payments.

During the nine months ended September 30, 2021, we recorded noncash additions to convertible notes aggregating $2,000.

As of September 30, 2021, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020
Risk-free interest rates	0.02 –0.09%	0.10 –0.11%
Expected life (years)	0.25	0.25 – 1.0
Expected dividends	0%	0%
Expected volatility	133 – 544%	147 – 214%

Note 9 – Stockholders’ Deficit

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,082,441, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $177,231. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. The holder converted $179,850 of the February preferred shares plus accrued dividends of $7,194 into 13,695,817 shares of common stock during the three months ended September 30, 2021. There were 113,850 shares outstanding at September 30, 2021, with an associated derivative liability of $137,166.

The tables below provide the preferred stock activity for the nine months ended September 30, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the nine months ended September 30, 2021 and 2020:

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2020	$—	—	—	—
Issuance of Series C Preferred shares	293,700	293,700	—	1,259,672
Conversion of Series C Preferred shares	(187,044)	(129,402)	(57,642)	(193,152)
Accretion of discount	—	(81,328)	81,328	—
Accretion of dividend on Series C preferred stock	13,370	—	13,370	17,104
Change in fair value of derivatives	—	—	—	(946,458)
Balance September 30, 2021	$120,026	$82,970	$37,056	$137,166

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , December 31, 2019	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	111,600	111,600	—	170,896
Conversion of Series C Preferred shares	(206,561)	(132,768)	(73,793)	(302,127)
Accretion of discount	—	(67,201)	67,201	—
Accretion of dividend on Series C preferred stock	13,344	—	13,344	15,610
Change in fair value of derivatives	—	—	—	(11,304)
Balance September 30, 2020	$58,383	$42,881	$15,502	$63,206

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2021 and 2020:

	2021	2020
Risk-free interest rates	0.12 –0.25%	0.12 – 0.71%
Expected life (years)	1.4 – 2.0	1.3 – 2.0
Expected dividends	0%	0%
Expected volatility	185 – 196%	172 – 262%

Common Stock

2021 Transactions

During the nine months ended September 30, 2021, $100,000 of notes and $6,256 of accrued interest and fees were converted into 5,026,413 shares of common stock with a value of $705,635.

During the nine months ended September 30, 2021, 4,799,258 shares of common stock, valued at $156,465, were accrued for related party services, and 1,967,714 shares of common stock, valued at $30,976, were issued. At September 30, 2021 and December 31, 2020, shares to be issued for related party services were 4,563,231 and 1,731,687, respectively, and the value of shares to be issued at September 30, 2021 and December 31, 2020 was $138,853 and $13,364, respectively.

During the nine months ended September 30, 2021, 241,098 shares of common stock, valued at $6,000, were accrued for services, and 1,137,553 shares of common stock, valued at $16,000, were issued. At September 30, 2021 and December 31, 2020, shares to be issued for services were 209,402 and 1,105,857, respectively, and the value of shares to be issued at September 30, 2021 and December 31, 2020 was $4,000 and $14,000, respectively.

At September 30, 2021 and December 31, 2020, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

During the nine months ended September 30, 2021, 13,695,817 shares of common stock were issued as a result of the conversion of 179,850 shares of Series C Preferred stock and $7,194 of related accrued dividends.

During the nine months ended September 30, 2021, we issued 30,000 shares of common stock, valued at $1,915, for consulting services.

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

During the nine months ended September 30, 2020, 32,343,343 shares of common stock were issued as a result of the conversion of 195,800 shares of Series C Preferred stock.

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

	Nine Months ended September 30,
	2021	2020
Balance at beginning of period	$476	$967
Additions to derivative instruments	—	—
(Gain) loss on change in fair value of derivative liability	387	(334)
Balance at end of period	$863	$633

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Annual dividend yield	0%	0%
Expected life (years)
Risk-free interest rate	0.09 – 1.16%	0.13 – 1.83%
Expected volatility	189 – 243%	190 – 243%

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

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024. Monthly base rent payments range from $20,000 to $21,118. Monthly sublease base rent payments range from $26,300 to $28,622.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2021 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 3.1 years.

As of September, 2021, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2021	128
2022	513
2023	520
2024	419
2025	45
Total	1,625
Less: amount representing interest	(267)
Present value of future minimum lease payments	1,358
Less: current obligations under leases	373
Long-term lease obligations	$985

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Nine months ended September 30,
	2021	2020
Operating lease costs	$330,000	$508,199
Variable rent costs	145,521	349,336
Total rent expense	$475,521	$857,535

As of September 30, 2021, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2021	$89
2022	386
2023	443
2024	395
2025	45
Total	$1,358

Other information related to leases is as follows:

Nine Months ended September 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$309,931
Weighted-average remaining lease term - operating leases	3.1yr
Weighted-average discount rate - operating leases	12%

Right of use assets obtained in exchange for lease liabilities:

Operating lease asset	$627,500
Lease liability	$625,129

The Company recognized sublease income of $198,505 and $351,502 during the three months ended September 30, 2021 and 2020, respectively. The Company recognized sublease income of $582,010 and $1,080,382 during the nine months ended September 30, 2021 and 2020, respectively.

These two leases have 2.8 year and 3.3 year terms with optional extensions, expiration dates range from July 2024 to February 2025, and monthly base rent of approximately $20,000-$22,500 plus variable NNN.

As of September 30, 2021, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2021	$168
2022	678
2023	693
2024	555
2025 and beyond	59
Total	$2,153

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with two key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the nine months ended September 30, 2021, the Company accrued compensation expense of approximately $156,000 on 4,799,258 shares of common stock under these agreements. During the nine months ended September 30, 2020, the Company accrued compensation expense of approximately $92,000 on 6,461,325 shares of common stock. As of September 30, 2021 and December 31, 2020, the ending balance of accrued compensation was $138,853 and $13,364, respectively. The number of shares accrued to be issued was 4,563,231 at September 30, 2021.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the nine months ended September 30, 2021 and 2020, $35,872 and $21,086, respectively, was paid under this agreement. As of September 30, 2021, the outstanding balance was $126,389, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

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

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Company further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Company will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event our financial results attain certain EBITA benchmarks. The Company shall have the right to require Mr. Throgmartin to provide consulting services to it for a per diem fee of $500. During the nine months ended September 30, 2021 and 2020, $45,000 and $45,000, respectively, were paid under this agreement. As of September 30, 2021, the outstanding balance was $835,597, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

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

On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. The alleged damages under the sublease terms and other ancillary agreements amount to $1,480,881, $377,568, $1,027,635, and $1,418,480, respectively. In addition, the lawsuit alleges that RAM failed to make payments pursuant to a promissory note (the “Note”) in which the Company and RAM entered into on April 3, 2018. The Note was for the principal amount of $330,000 with interest at 18% per annum. The Note had a maturity date of April 2, 2019. The lawsuit seeks payment from RAM and Demers for the total balance due on the Note of $330,000 plus the interest due therein. On October 8, 2021, RAM and Demers filed a joint answer to the lawsuit, and the parties are now engaged in the discovery process.

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

During October, 2021, the remaining 113,850 outstanding shares of preferred stock and accrued dividends were converted into 12,463,578 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Special Note Regarding Forward-Looking Information

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021 compared to three months ended September 30, 2020

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2021	September 30, 2020	$	%
Revenues
Net rental revenue	$198,505	$351,502	$(152,997)	-44%
Rental expense	(157,466)	(283,916)	(126,450)	-45%
Gross profit	41,039	67,586	(26,547)	-39%
General and administrative expenses	221,289	356,305	(135,016)	-38%
Selling expense	8,870	9,552	(682)	-7%
Loss from operations	$(189,120)	$(298,271)	$109,151	37%

Revenues. For the three months ended September 30, 2021 and 2020, the Company leased two and three facilities, respectively, to licensees in Colorado (one lease was terminated October 1, 2020). Total revenue for the three months ended September 30, 2021 was $198,505, as compared to $351,502 for the three months ended September 30, 2020, a decrease of $152,997, primarily due to the lease termination in late 2020.

Gross profit. Rental revenue for the period ended September 30, 2021 decreased over the prior three months ended September 30, 2020, resulting in a gross profit of $41,039, a decrease of $26,547 from a gross profit of $67,586 for the three months ended September 30, 2020, resulting from the decrease in revenue due to a lease termination in October 2020.

General and administrative expense. Our general and administrative expenses for the three months ended September 30, 2021 were $221,289, compared to $356,305 for the three months ended September 30, 2020. The decrease of $135,016 was largely attributable to a decrease in professional fees during the three months ended September 30, 2021.

Selling expense. Our selling expenses for the three months ended September 30, 2021 were $8,870, compared to $9,552 for the three months ended September 30, 2020. The decrease of $682 was due to decreased website expense.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2021	September 30, 2020	$	%
Other income (expense)
Interest income	$14,931	$36,279	$(21,348)	-59%
Other income	—	7,839	(7,839)	-100%
Interest expense	(150,487)	(207,427)	(56,940)	-28%
Lease termination payments	33,851	—	33,851	100%
Extinguishment of debt	—	(677)	677	100%
Change in derivative liabilities	1,093,766	(372,217)	1,465,983	394%
Change in value of warrants	1,678	362	1,316	364%
Total other income (expense), net	$993,739	$(535,841)	$1,529,580	286%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including gain resulting from the extinguishment of derivative liabilities during the period, and from decreased financing costs of new debt incurred by the Company.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

After rental expense the gross margins on the lease were as follows:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2021	September 30, 2020	$	%
Revenues
Net rental revenue	$582,010	$1,080,382	$(498,372)	-46%
Rental expense	(475,521)	(857,535)	(382,014)	-45%
Gross profit	106,489	222,847	(116,358)	-52%
General and administrative expenses	695,787	885,960	(190,173)	-22%
Selling expense	26,679	24,593	2,086	8%
Loss from operations	$(615,977)	$(687,706)	$71,729	-10%

Revenues. For the nine months ended September 30, 2021 and 2020, the Company leased two and three facilities, respectively, to licensees in Colorado (one lease was terminated October 1, 2020). Total revenue for the nine months ended September 30, 2021 was $582,010, as compared to $1,080,382 for the nine months ended September 30, 2020, a decrease of $498,372, primarily due to the lease termination in late 2020.

Gross profit. Rental revenue for the period ended September 30, 2021 decreased over the prior nine months ended September 30, 2020, resulting in a gross profit of $106,489, a decrease of $116,358 from a gross profit of $222,847 for the nine months ended September 30, 2020, resulting from the decrease in revenue due to a lease termination in October 2020.

General and administrative expense. Our general and administrative expenses for the nine months ended September 30, 2021 were $695,787, compared to $885,960 for the nine months ended September 30, 2020. The decrease of 190,173 was largely attributable to a reduction in executive stock compensation and professional fees during the nine months ended September 30, 2021.

Selling expense. Our selling expenses for the nine months ended September 30, 2021 were $26,679, compared to $24,593 for the nine months ended September 30, 2020. The increase of $2,086 was due to additional expenditures for services related to our website.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2021	September 30, 2020	$	%
Other income (expense)
Interest income	$69,511	$102,058	$(32,547)	-32%
Other income	—	7,839	(7,839)	-100%
Forgiveness of debt income	56,908	—	56,908	100%
Interest expense	(534,070)	(1,502,058)	(967,988)	-64%
Lease termination payments	101,554	—	101,554	100%
Extinguishment of debt	389,550	1,255	388,295	30,940%
Change in derivative liabilities	2,824,050	1,095,821	1,728,229	158%
Change in value of warrants	(387)	334	(721)	-216%
Total other income (expense), net	$2,907,116	$(294,751)	$3,201,867	1,086%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including gain resulting from the extinguishment of derivative liabilities during the period, and from decreased financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2021	September 30, 2020	$	%
Net Cash used in operating activities	$(121,456)	$(326,195)	$204,739	63%
Net Cash provided by financing activities	67,000	398,944	(331,944)	-83%
Net Increase (Decrease) in Cash	(54,456)	72,749	(127,205)	-175%
Cash - beginning of period	327,864	317,446	10,418
Cash - end of period	$273,408	$390,195	$(116,787)	-30%

Operating Activities. For the nine months ended September 30, 2021, the net cash used of $121,456 was a decrease over the same period of the prior year of $204,739. Cash provided by operating assets and liabilities increased by $173,686, augmented by a decrease in loss from operations, after non-cash adjustments, of $31,053. In April 2021, we received a payment on other receivables of $493,770.

Financing Activities. During the nine months ended September 30, 2021, $267,000 in proceeds were received from the sale of preferred stock. Payments of convertible notes payable were $200,000. For the nine months ended September 30, 2020, we received $100,000 in proceeds from convertible notes payable and $100,000 from the sale of preferred stock. We also received a loan from Numerica Credit Union, in the amount of $56,444, pursuant to the Paycheck Protection Program and a loan from the Small Business Association, in the amount of $150,000, pursuant to an Economic Injury Disaster Loan. Payment of debt cost was $7,500.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $9,066,478 at September 30, 2021, and it has an accumulated deficit of $53,902,674 at September 30, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of September 30, 2021, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of September 30, 2021, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2021, we issued 976,526 shares of common stock upon conversion of 20,000 shares of Series C Convertible Preferred Shares and accrued dividends.

On September 8, 2021, we issued 2,512,077 shares of common stock upon conversion of 50,000 shares of Series C Convertible Preferred Shares and accrued dividends.

On September 14, 2021, we issued 1,890,909 shares of common stock upon conversion of 30,000 shares of Series C Convertible Preferred Shares and accrued dividends.

On September 22, 2021, we issued 2,915,888 shares of common stock upon conversion of 30,000 shares of Series C Convertible Preferred Shares and accrued dividends.

On September 30, 2021, we issued 5,400,417 shares of common stock upon conversion of 49,850 shares of Series C Convertible Preferred Shares and accrued dividends.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2021, a convertible note in the principal amount of $515,607 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

As of September 30, 2021, a convertible note in the principal amount of $2,383,667 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. The alleged damages under the sublease terms and other ancillary agreements amount to $1,480,881, $377,568, $1,027,635, and $1,418,480, respectively. In addition, the lawsuit alleges that RAM failed to make payments pursuant to a promissory note (the “Note”) in which the Company and RAM entered into on April 3, 2018. The Note was for the principal amount of $330,000 with interest at 18% per annum. The Note had a maturity date of April 2, 2019. The lawsuit seeks payment from RAM and Demers for the total balance due on the Note of $330,000, plus the interest due therein. On October 8, 2021, RAM and Demers filed a joint answer to the lawsuit, and the parties are now engaged in the discovery process.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✗
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✗
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				✗
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✗
101.INS	XBRL Instance Document				✗
101.SCH	XBRL Taxonomy Extension Schema Document				✗
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				✗
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				✗
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				✗
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				✗

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: November 12, 2021	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer
(Principal Financial and Accounting Officer)