Form 10-K
period 2021-12-31
DIEGO PELLICER WORLDWIDE, INC
filed 2022-04-15
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $7,039,615, using the June 30, 2021 closing price of the Registrant’s common stock of $0.036/share. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 8, 2022, the registrant had 260,661,121 shares issued and outstanding.

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

Unless otherwise provided in this Annual Report, references to the “Company,” “Diego,” “we,” “us” and “our” refer to Diego Pellicer Worldwide, Inc.

PART I

Item 1. Business

Overview of the Market

The cannabis market has a multi-billion dollar potential. The industry is still in a development stage, and is being rapidly propelled towards its potential by the state legalization and the rush by suppliers to meet the pent-up demand. Most suppliers are small, unsophisticated but capable operators. The federal legal constraints provide an opportunity to those companies early to the market to gain a first mover advantage and to the successful ones, an opportunity to be a consolidator in the industry.

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

Revenue Generation and Growth

Diego generates current revenue and stages future revenue streams through the following processes:

●	Acquire target properties to be improved for the growing, processing, distribution, and sale of medical and recreational marijuana, extracts and ancillary products.

●	Build and lease turnkey Retail, Processing and/or Growing facilities.

●	The Company may choose to secure management contracts with other retail and grow facilities to manage the business the “Diego Way.” This will generate additional revenue with which we can further expand our network of stores.

●	Negotiate merger agreements with favored partners that will trigger when marijuana commerce becomes legal federally.

●	Own DP Brands and other intellectual property.

●	Charge reasonable rents and management fees to tenants or operators to recover all build-out, start-up investment plus profit margin, and management expertise over the lease term.

●	Sell non-cannabis branded products lines such as apparel and edibles to Diego stores, other retail stores and for wholesale.

●	Create an e-commerce platform selling non-cannabis branded merchandise

●	Continue to build and market the brand utilizing all forms of media including traditional and digital media, social media, e-commerce, and strategic partners.

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

Recent Developments

2021 was a time of continued growth and a change of focus for the Company. An effective and experienced team was assembled from within our operators to develop our management company, and to complement the current executives with knowledge and experience in real estate operations, banking, site selection, branding, marketing, facility design, corporate finance, investor relations, store management, and grow expertise, Additional capital needed to be raised in order to have sufficient capital to help support our operators expand within their markets, and to begin the expansion into different markets in the US. Much of the Company’s debt is being renegotiated, and additional commitments were formalized for the expansion in the Colorado market. New markets had to be explored, new alliances forged, and opportunities prioritized.

New markets were explored. Three facilities continued to see solid revenues, which lead to rental revenue cash-flow to the Company. In 2021, Diego focused on our Colorado operations in Denver. Diego received revenues from the Colorado facilities and received revenues from a divested leased property in 2020. Diego now has two facilities generating rent in 2021 and we have actively been expanding in the Colorado markets with potential acquisitions for our tenants, and our management company. Although our tenants continue to strengthen their presence in the marketplace, post COVID-19 sales have tapered off slightly as the general workforce returns to work. Diego worked with these tenants, partially forbearing on their rent so as to allow these operators to strengthen their position and become capable of paying full rents. The properties generating rents in 2021 are as follows:

Table 1: Property Portfolio

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO

Diego’s Denver Colorado tenant opened our first grow store in Seattle in October 2016. On October 21 2020, the Company entered into an agreement with a third party, to which the Company sold the Elizabeth Street leased location operation securing all the future premium rents due under the extended lease agreement The Colorado tenant opened the Diego Denver branded grow facility in February 2017. The retail facilities have shown steady growth in sales since their opening. The three Colorado properties were subleased to a single entity. The Company is currently exploring the acquisition of other entities to increase cash flow and value for the company.

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

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which we have agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). The closing of the transaction is expected to occur within 90 days from the date of the Purchase Agreement (the “Closing”).

The purchase price for the Membership Interests shall be the aggregate amount of $4,400,000 payable at the Closing as follows: (i) $250,000 in cash by wire transfer of immediately available funds; (ii) the number of restricted shares of the Company’s common stock that is equal to $250,000 divided by the current market price at the time of Closing, but such price shall not be greater than $.05 per share or less than $.02 per share: and (iii) three million nine hundred thousand dollars ($3,900,000) in the form of 390,000 shares of redeemable preferred stock (with a stated value of $10.00 per share) of the Company. The terms of the redeemable preferred shares shall be specifically and fully set forth in a Certificate of Designations to be filed with the State of Delaware at the time of Closing. After the Closing, the Purchaser agrees to provide HCD with a line of credit or assist it in obtaining a line of credit from a third party of up to $1,000,000. In addition, the business of HCD shall continue to be managed by Sellers’ Representative subject to the conditions of an employment agreement to be entered into by the Company and Sellers’ Representative prior to the Closing.

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

Our Denver stores have been met with enthusiastic demand and quickly growing revenues. This is proving the initial Diego concept.

The Industry: Retail Sales Continue to Rise

Legalization of marijuana is a very recent movement. California was the first to legalize in 1996 when medical marijuana was approved. Eleven states and the District of Columbia have legalized the drug for recreational purposes, according to the National Conference of State Legislatures. More than half the states (36) – plus the District of Columbia, Guam and Puerto Rico – have legalized it for medical purposes. The list of states that have legalized marijuana could expand this November. Marijuana remains illegal under U.S. federal law.

Source: 2021 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

Source: 2021 Marijuana Business Daily, a division of Anne Holland Ventures Inc, National Institutes of Health,

New Leaf Data Services, LLC, Cigar Association of America, Inc.

The growth in public support for legal marijuana and hemp derived CBD comes as a growing number of states have legalized the drug for medical or recreational purposes in recent years.

About 7-in-10 Americans (74%) say the use of marijuana should be legalized, reflecting a steady increase over the past decade, according to a new Pew Research Center survey. The share of U.S. adults who support marijuana legalization has changed from about 2 years ago – when 62% favored it – but it is more than double what it was in 2000 (31%).

As in the past, there are wide generational and partisan differences in views of marijuana legalization. Majorities of Millennials (74%), Gen Xers (63%) and Baby Boomers (54%) say the use of marijuana should be legal. Members of the Silent Generation continue to be the least supportive of legalization (39%), but they have become more supportive in the past year.

Source: Pew Research Center

Annual cannabis retail sales continue to grow year-over-year as new markets emerge and more states legalize medical and recreational marijuana. Sales in 2024 are projected to increase to over $30 billion

By 2024, annual retail marijuana sales in the United States could top $40 billion, which would represent more than a 30% increase from 2019.

Source: 2021 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

The retail and medical marijuana industry brought in an estimated $59.2 - $70 billion of economic impact in 2020 just in the USA. By 2025, we expect the potential for the industry to surpass $135 billion in annual economic benefit.

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

As more states continue to legalize medical and recreational marijuana sales, an ever increasing number of adults are introduced, or re-introduced to the product. Continued research into the benefits of Cannabidiol (CBD) derived from both the Marijuana and hemp plants, has catapulted the cannabis industry into the mainstream media. Legal sales of recreational and medical marijuana reached about $25.2 billion in sales for 2021, about half that spent on tobacco cigarettes. It is estimated that total demand for cannabis including legally produced product is in excess of $50 - $60 billion

By 2025, we project total retail and medical marijuana sales in the United States will reach approximately $38.4-45.9 billion annually - more than a threefold increase from estimated annual sales in 2017. Our estimates account for the fact that more states will likely legalize medical or adult-use marijuana in the coming years - though it’s difficult to predict when that will happen and how big those markets will be. Using a range of estimates that incorporate several factors - such as the likelihood of a given state passing a legalization measure, the size of the customer/patient base and time frame for the launch of sales - helps account for this uncertainty. Our approach is refined over time as more information becomes available.

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

Source: 2021 Marijuana Business Daily, a division of Anne Holland Ventures Inc. (Note that our goal is to provide conservative, realistic financial forecasts that reflect the high degree of uncertainty in the industry. Total cannabis sales in any given calendar year are highly dependent upon progress made - or not made - in each individual state. California is currently the big wild card, as the slow rollout of its statewide regulatory system makes it difficult to get a handle on the exact size of this enormous market. As more information comes to light over time, it could change our estimates for California and, therefore, the industry at large.)

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

The Farm Bill set off an explosion of hemp production and experimentation and has given cannabis entrepreneurs new opportunities to grow, sell and buy cannabis in a nonintoxicating form. The Farm Bill allows limited interstate commerce for hemp - something still off-limits to marijuana entrepreneurs. Hemp businesses report fewer banking and regulatory headaches.

The U.S. hemp experiment is still unfolding. Market conditions vary widely. Though the laws vary from state to state, it is more or less legal to produce hemp in most American states. America is finally getting its staple agriculture back. This can greatly benefit America as it will revolutionize several of its key industries – textiles, biomass, natural gas, building materials among others.

Not all U.S. states use the federal THC guidelines to define hemp, and the 0.3% THC threshold has little basis in science, meaning that scientists don’t agree about how much THC a plant needs to produce a high when heated and consumed. Cannabis plants have more than 100 cannabinoids, of which THC is only one, and hemp products with no detectable THC can still be considered psychoactive if they contain cannabinoids that relieve anxiety or depression. At least one state, Iowa, explicitly dictates that cannabidiol is legal but high THC marijuana is not legal - then goes on to say it accepts cannabidiol with a THC limit 10 times higher than the federal threshold for legal hemp.

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

Hemp Industry Daily estimates that the U.S. market for hemp-derived CBD will hit approximately $4.7 billion in 2021, with the potential to eclipse $6 billion annually by 2024 - a substantial increase in just a few years.

Expect hemp-derived cannabinoid products low in THC to take increasing market share (and media attention) in the overall cannabis industry.

Source: 2021 Marijuana Business Daily, a division of Anne Holland Ventures Inc.

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

The Current Landscape

President Biden’s views on marijuana legalization—as well as the Democratic Party’s—have evolved over time, as reflected in the 2020 Democratic Party Platform. In it, the party stated it would “decriminalize marijuana use and reschedule it through executive action on the federal level. [It would] support legalization of medical marijuana, and believe[d] states should be able to make their own decisions about recreational use.” Medical marijuana is legal in 36 states and, since February 2021, when New Jersey passed its own legalization bill, recreational cannabis is legal in 15 states. Additionally, some states such as Mississippi, where recreational use is not legal, have agreed to lessen the penalties for possession, while other states like Illinois are expunging arrests related to marijuana possession. New York Governor Andrew M. Cuomo has signed legislation (S.854-A/A.1248-A) legalizing adult-use cannabis, fulfilling a key component of his 2021 State of the State agenda

With Democrats controlling Congress and the White House, and with the cannabis industry growing ever larger, many expect Congress to soon take up the issue of cannabis in earnest. “Ending the federal marijuana prohibition is necessary to right the wrongs of this failed [War on Drugs] and end decades of harm inflicted on communities of color across the country,” said Senate Majority Leader Chuck Schumer (D-NY), along with Cory Booker (D-NJ) and Ron Wyden (D-OR), in a February 2021 joint statement.

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

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. The Company is currently in litigation with RAM regarding outstanding amounts due on the leases.

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

Other than as listed above. we are currently not aware of any legal proceedings or claims against the Company that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The table below sets forth the range of quarterly high and low closing sales prices for its common stock for 2021 and 2020. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year ended December 31, 2021
First Quarter	$0.18	$0.01
Second Quarter	$0.07	$0.03
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.02	$0.01

	High	Low
Year ended December 31, 2020
First Quarter	$0.01	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

Record Holders

As of April 8, 2022, there were approximately 205 shareholders of record holding a total of 260,661,121 shares of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

Related Stockholder Matters

None.

Issuer Purchases of Equity Securities

We made no share repurchases during the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds

During 2021, we issued 5,026,413 shares of common stock upon the conversion of $100,000 of notes and $6,256 of accrued interest.

During 2021, we issued 1,167,826 shares of common stock, valued at $17,915, for services.

During 2021, we issued 7,635,992 shares of common stock, valued at $172,283, for related party services.

On September 2, 2021, we issued 976,526 shares of common stock in exchange for 20,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 8, 2021, we issued 2,512,077 shares of common stock in exchange for 50,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 14, 2021, we issued 1,890,909 shares of common stock in exchange for 30,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 22, 2021, we issued 2,915,888 shares of common stock in exchange for 30,000 shares of Series C Convertible Preferred Shares to Geneva.

On September 30, 2021, we issued 5,400,418 shares of common stock in exchange for 49,850 shares of Series C Convertible Preferred Shares to Geneva.

On October 7, 2021, we issued 4,378,947 shares of common stock in exchange for 40,000 shares of Series C Convertible Preferred Shares to Geneva.

On October 18, 2021, we issued 4,378,947 shares of common stock in exchange for 40,000 shares of Series C Convertible Preferred Shares to Geneva.

On October 19, 2021, we issued 3,705,684 shares of common stock in exchange for 33,850 shares of Series C Convertible Preferred Shares to Geneva.

In connection with the issuances of the foregoing securities, the Company relied on the exemptions from registration provided by Section 4(a) (2) of, and Rule 506 of Regulation D promulgated under, the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

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

2021 was a year where the Company took advantage of the changes in the continued advancement of cannabis legalization in the USA, and the growth in the hemp industry to mid year pivot the main focus of the Company to expand its branding and management businesses. The company actively searched for viable acquisitions in both the legal cannabis and hemp industries, that would be additive to our consolidated financial statements. The Company opened negotiations with a company in the hemp and CBD industry to acquire all their operations for a combination of company stock and cash.

Plans of Operation

Diego is currently exploring opportunities in California, Colorado, Nevada, Florida, Washington and other states. The Company will continue to raise capital to finance that expansion. This should result in increased revenues for the future and increased opportunities into new markets.

Recent Developments

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which the Company has agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). The closing of the transaction is expected to occur within 90 days from the date of the Purchase Agreement (the “Closing”).

The purchase price for the Membership Interests shall be the aggregate amount of $4,400,000 payable at the Closing as follows: (i) $250,000 in cash by wire transfer of immediately available funds; (ii) the number of restricted shares of the Company’s common stock that is equal to $250,000 divided by the current market price at the time of Closing, but such price shall not be greater than $.05 per share or less than $.02 per share: and (iii) three million nine hundred thousand dollars ($3,900,000) in the form of 390,000 shares of redeemable preferred stock (with a stated value of $10.00 per share) of the Company. The terms of the redeemable preferred shares shall be specifically and fully set forth in a Certificate of Designations to be filed with the State of Delaware at the time of Closing. After the Closing, the Company agrees to provide HCD with a line of credit or assist it in obtaining a line of credit from a third party of up to $1,000,000. In addition, the business of HCD shall continue to be managed by Sellers’ Representative subject to the conditions of an employment agreement to be entered into by the Company and Sellers’ Representative prior to the Closing.

RESULTS OF OPERATIONS

Year ended December 31, 2021 compared to year ended December 31, 2020

After rental expense the gross margins on the lease were as follows:

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2021	December 31, 2020	$	%
Revenues
Net rental revenue	$768,516	$1,265,137	$(496,621)	-39%
Rental expense	(624,619)	(1,006,581)	381,962	38%
Gross profit	143,897	258,556	(114,659)	-44%
General and administrative expenses	857,260	1,029,185	(171,925)	-17%
Selling expense	35,486	32,940	2,546	8%
Loss from operations	$(748,849)	$(803,569)	$54,720	7%

Revenues. For the year ended December 31, 2021 the Company leased two facilities to licensees in Colorado. For the year ended December 31, 2020, the company leased three facilities until October 2020. The year ended December 31, 2021 is the beginning of the fourth year of operations for these licensees. Diego, is no longer forbearing the premium rents contractually due from the tenant as a result of the cost of leasehold improvements, but is still forbearing the deferral of preopening rents. These will become recorded as revenue when the Company considers all the premium rents collectible considering the relative success of the tenant’s operations. In October 2020 one of the leases and the related sublease was terminated. As a result, total revenue for the year ended December 31, 2021 was $768,516, as compared to $1,265,137 for the year ended December 31, 2020, a decrease of $496,621. The cultivation warehouse lease was extended during 2021 through July 31, 2024.

Gross profit. Rental revenue for the period ended December 31, 2021 decreased over the prior year ended December 31, 2020, resulting in a gross profit of $143,897, a decrease of $114,659 from 2020 gross profit of $258,556.

General and administrative expense.  Our general and administrative expenses for the year ended December 31, 2021 were $857,260, compared to $1,029,185 for the year ended December 31, 2020. The decrease of $171,925 was largely attributable to a reduction in stock based executive compensation and a decrease in professional fees.

Selling expense.  Our selling expenses for the year ended December 31, 2021 were $35,486, compared to $32,940 for the year ended December 31, 2020. The increase of $2,546 was due to increased services used related to selling and marketing.

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2021	December 31, 2020	$	%
Other income (expense)
Interest income	$85,341	$150,577	$(65,236)	-43%
Other income	46,065	236,705	(190,640)	-81%
Forgiveness of debt income	56,908	—	56,908	100%
Interest expense	(662,721)	(1,994,199)	1,331,478	67%
Lease termination payments	137,434	33,851	103,583	306%
Gain on termination of lease	—	55,256	(55,256)	-100%
Extinguishment of debt	330,576	(9,387)	339,963	3,622%
Change in derivative liabilities	3,727,226	(670,152)	4,397,378	656%
Change in value of warrants	38	491	(453)	-92%
Total other income (loss)	$3,720,867	$(2,196,858)	$5,917,725	269%

The increase in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, plus a decrease in interest expense and financing costs of debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended	Year Ended	Increase (Decrease)
	December 31, 2021	December 31, 2020	$	%
Net Cash used in operating activities	$(232,915)	$(346,448)	$113,533	33%
Net Cash provided by investing activities	—	—	—	—%
Net Cash provided (used) by financing activities	(45,800)	356,866	(402,666)	113%
Net Increase (Decrease) in Cash	(278,715)	10,418	(289,133)	-2,775%
Cash - beginning of year	327,864	317,446	10,418
Cash - end of year	$49,149	$327,864	$(278,715)	-85%

Operating Activities. For the year ended December 31, 2021, the net cash used of $232,915 was a decrease over the same period of the prior year of $113,533. The loss from operations after non-cash adjustments increased by $124,079 from the prior year.

Investing Activities. There were no investing activities for the years ended December 31, 2021 and 2020.

Financing Activities. During the year ended December 31, 2021, we loaned an aggregate of $124,000 to an entity and received repayments of principal of $11,200. We received $267,000 from the sale of preferred stock. Payments of convertible notes payable was $200,000. During the year ended December 31, 2020, we received $306,444 in proceeds from notes payable and convertible notes payable and $100,000 from the sale of preferred stock. Payments of convertible notes payable was $49,578.

Going Concern Qualification

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $8,372,169 at December 31, 2021, and it has an accumulated deficit of $52,137,982 at December 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data.

Diego Pellicer Worldwide, Inc.

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Diego Pellicer Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Diego Pellicer Worldwide, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of derivative liabilities

Description of the Matter

As disclosed in Note 8 to the consolidated financial statements, The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion feature is recognized as an embedded derivative and is valued using a Binomial Option Pricing Model. In addition, as disclosed in Note 9, the Company has issued shares of Series C Convertible Preferred Shares, with an annual accruing dividend, for cash. The preferred shares provide the holder with the opportunity to redeem the shares at various dates. The holders may convert the Series C Shares into Registrant’s common shares, commencing on the 6-month anniversary of the closing at a discount to the public market price. The Company values such liability based on the Binomial Option Pricing Model. Auditing the Company’s valuation of its derivatives is challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuation includes assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit

To test the valuation of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. We involved our external valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We also evaluated the Company’s financial statement disclosures related to these matters included in Note 8 and 9 to the Consolidated Financial Statements.

Collectability of Amounts Due from Lessees

Description of the Matter

As described in Note 4 to the consolidated financial statements, At December 31, 2021, the Company had amounts outstanding from its sublessee, and the Company subleases two properties in Colorado to Royal Asset Management at December 31, 2021. At December 31, 2021, the outstanding receivables from the subleases approximated $1,200,000 and during the year ended December 31, 2021, the Company’s subleases with RAM accounted for 100% of the Company’s revenues. ASC 842 requires the Company to assess the probability of collecting substantially all of the contractual lease payments. If collectability of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. Auditing the Company's collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of future lease payments from its operators. The determination involves consideration of experience with the lessee, including the lessee’s payment history, if any, an assessment of the financial strength of the lessees, future contractual rents, and the timing of expected payments.

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

Macias Gini & O’Connell LLP

April 15, 2022

We have served as the Company’s auditor since 2019

Irvine, CA

Diego Pellicer Worldwide, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets

Current assets:
Cash	$49,149	$327,864
Accounts receivable	598,667	523,958
Notes receivable	112,800	—
Prepaid expenses	—	11,275

Total current assets	760,616	863,097

Other receivables, net	620,781	1,030,422
Security deposits	90,000	90,000
Right of use assets	1,269,113	1,062,592

Total assets	$2,740,510	$3,046,111

Liabilities and deficiency in stockholders’ equity

Current liabilities:
Accounts payable	$441,625	$526,377
Accrued payable - related parties	1,210,275	1,332,756
Accrued expenses	1,144,521	931,825
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes	2,941,274	3,239,274
Derivative liabilities	2,733,803	5,997,865
Lease liabilities	386,488	327,685
Warrant liabilities	438	476

Total current liabilities	9,132,785	12,630,619

Notes payable - long term	150,000	206,444
Lease liabilities, net of current portion	882,976	715,488

Total liabilities	10,165,761	13,552,551

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, no shares issued and outstanding	—	—

Deficiency in stockholders’ equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.000001 per share;
840,000,000 shares authorized, 257,261,121 and 217,271,495 shares issued and outstanding, respectively	256	216
Additional paid-in capital	44,681,028	44,554,119
Stock to be issued	31,447	49,225
Accumulated deficit	(52,137,982)	(55,110,000)

Total deficiency in stockholders’ equity	(7,425,251)	(10,506,440)

Total liabilities and deficiency in stockholders’ equity	$2,740,510	$3,046,111

See Accompanying Notes to Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenues
Net rental revenue	$768,516	$1,265,137
Rental expense	(624,619)	(1,006,581)
Gross profit	143,897	258,556

Operating expenses:
General and administrative expenses	857,260	1,029,185
Selling expense	35,486	32,940
Loss from operations	(748,849)	(803,569)

Other income (expense)
Interest income	85,341	150,577
Other income	46,065	236,705
Forgiveness of debt income	56,908	—
Interest expense	(662,721)	(1,994,199)
Lease termination payments	137,434	33,851
Gain on sale/termination of lease	—	55,256
Extinguishment of debt	330,576	(9,387)
Change in derivative liabilities	3,727,226	(670,152)
Change in value of warrants	38	491
Total other income (loss), net	3,720,867	(2,196,858)

Provision for taxes	—	—
Net income (loss)	2,972,018	(3,000,427)
Deemed dividend on preferred stock	(1,199,910)	(140,671)
Net income (loss) attributable to common stockholders	$1,772,108	$(3,141,098)

Income (loss) per share - basic	$0.01	$(0.02)
Income (loss) per share - diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic	230,016,288	150,896,077
Weighted average common shares outstanding - diluted	1,690,134,958	150,896,077

See Accompanying Notes to Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2019	140,000	$8,750	113,926,332	$114	—	$—	$43,478,139	$(51,968,902)	$127,261	$(8,363,388)
Issuance of common shares for services	—	—	4,000,000	4	—	—	51,196	—	2,719	53,919
Issuance of common shares for services - related parties	—	—	12,219,836	13	—	—	177,311	—	(66,772)	110,552
Common stock issued upon conversion of notes payable	—	—	39,489,099	39	—	—	328,847	—	(13,983)	314,903
Series C preferred stock issued for cash, net of costs and discounts	111,600	—	—	—	—	—	—	—	—	—
Series C preferred stock converted to common stock	(251,600)	(89,295)	47,636,228	46	—	—	432,020	—	—	432,066
Fair value of warrants and options granted for services	—	—	—	—	—	—	86,606	—	—	86,606
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	80,545	—	—	—	—	—	(80,545)	—	(80,545)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	—	(60,126)	—	(60,126)
Net loss	—	—	—	—	—	—	—	(3,000,427)	—	(3,000,427)
Balance - December 31, 2020	—	—	217,271,495	216	—	—	44,554,119	(55,110,000)	49,225	(10,506,440)
Issuance of common shares for services	—	—	1,167,826	1	—	—	17,914	—	(8,000)	9,915
Issuance of common shares for services - related parties	—	—	7,635,992	8	—	—	172,275	—	(9,778)	162,505
Common stock issued upon conversion of notes payable and accrued interest	—	—	5,026,413	5	—	—	705,630	—	—	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	—	—	—	—	—	—	—	—	—
Series C preferred stock converted to common stock	(293,700)	(95,327)	26,159,396	26	—	—	431,000	—	—	431,026
Accrued dividends and accretion of conversion feature on Series C preferred stock	—	95,327	—	—	—	—	(95,327)	—	—	(95,327)
Deemed dividends related to conversion feature of Series C preferred stock	—	—	—	—	—	—	(1,104,583)	—	—	(1,104,583)
Net income	—	—	—	—	—	—	—	2,972,018	—	2,972,018
Balance - December 31, 2021	—	—	257,261,122	$256	—	$—	$44,681,028	$(52,137,982)	$31,447	$(7,425,251)

See Accompanying Notes to Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash flows from operating activities:
Net income (loss)	$2,972,018	$(3,000,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	(3,727,226)	670,152
Change in value of warrants	(38)	(491)
Amortization of debt related costs	—	942,601
Noncash finance cost	2,000	100,000
Expense related to additional derivative liability	331,844	584,553
Extinguishment of debt	(330,576)	9,387
Stock-based compensation	172,420	192,475
Common stock payable issued for services	—	44,619
Gain on sale/termination of lease	—	(55,256)
Forgiveness of debt	(56,908)	—
Changes in operating assets and liabilities:
Accounts receivable	(74,709)	(132,685)
Prepaid expenses	11,275	836
Other assets	409,641	(242,243)
Security deposits	—	60,000
Accounts payable	(84,752)	12,181
Accrued liability - related parties	(122,481)	39,518
Accrued expenses	244,807	358,820
Lease liabilities	19,770	69,512

Cash used in operating activities	(232,915)	(346,448)

Cash flows from financing activities:
Notes receivable	(124,000)	—
Repayments of notes receivable	11,200	—
Proceeds from notes payable	—	206,444
Proceeds from convertible notes payable	—	100,000
Repayments of convertible notes payable, net	(200,000)	(49,578)
Proceeds from sale of preferred stock, net	267,000	100,000

Cash (used in) provided by financing activities	(45,800)	356,866

Net increase (decrease) in cash	(278,715)	10,418
Cash, beginning of period	327,864	317,446
Cash, end of period	$49,149	$327,864

Cash paid for interest	$70,000	$—
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financial activities:
Notes converted to stock	$100,000	$180,922
Conversion of Preferred Stock to Common Stock	$305,449	$265,115
Derivative liability related to convertible Preferred C shares	$1,374,113	$—
Accrued interest converted to stock	$6,256	$14,702
Value of common stock issued for conversion of notes and accrued interest	$705,635	$—
Value of common stock issued for conversion of preferred stock and dividends	$431,026	$—
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$904,565	$177,037
Value of derivative liability extinguished upon conversion of preferred stock and dividends	$338,228	$353,005
Debt discount attributable to convertible notes and preferred stock	$267,000	$214,600
Accrued interest extinguished with note payment	$25,390	$—
Debt discount extinguished with note conversion	$—	$53,567
Debt discount extinguished with note repayment	$—	$21,075
Discount extinguished with preferred stock conversion	$210,123	$175,820
Accrued dividends and accretion of conversion feature on Series C preferred stock	$95,327	$80,545
Deemed dividends related to conversion feature of Series C preferred stock	$1,104,583	$60,126
Lease liability related to termination of lease	$—	$1,325,445

See Accompanying Notes to Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

December 31, 2021 and 2020

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

The Company’s three properties in Denver, CO (one terminated in October 2020) are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the other two properties subleased (one terminated in October 2020), RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on four subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements (see Note 4).

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

Accounts Receivable

Accounts receivable consist of rents receivable from the Company’s sublessee as disclosed in Note 4. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have not recorded an allowance for doubtful accounts as of December 31, 2021 and 2020.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaid expenses, note receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, receivables, notes receivable, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2021	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative liabilities		$—		$—		$2,734		$2,734
Stock warrant liabilities		—		—		1		1
	$—		$—		$2,735		$2,735

As of December 31, 2020	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative Liabilities		$—		$—		$5,998		$5,998
Stock warrant Liabilities		—		—		1		1
	$—		$—		$5,999		$5,999

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the years ended December 31, 2021 and 2020.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. Uninsured balances were approximately $0 and $73,000 at December 31, 2021 and 2020, respectively.

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

Advertising

During the years ended December 31, 2021 and 2020, advertising expense was $35,486 and $32,940, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 880,952,637 and 1,462,069,888 common stock equivalents at December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, the 1,462,069,888 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 298,213,758 insufficient shares as of December 31, 2021.

Diluted loss per share for the year ended December 31, 2021 is calculated as follows:

Year ended December 31, 2021
Net income attributable to common shareholders	$1,772,108
Income attributable to convertible instruments	(4,057,802)
Expense and deemed dividend attributable to convertible instruments	729,875

Diluted loss attributable to common shareholders	$(1,555,819)

Basic shares outstanding	230,016,288
Convertible instruments	1,460,118,670

Diluted shares outstanding	1,690,134,958

Diluted loss per share	$(0.00)

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $8,372,169 at December 31, 2021, and it has an accumulated deficit of $52,137,982 at December 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at December 31, 2021. At December 31, 2021 and 2020, the Company had outstanding receivables from the subleases totaling $598,667 and $523,958, respectively, and during the years ended December 31, 2021 and 2020 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of December 31, 2021 and 2020, the outstanding balance of these notes receivable total $620,781 and $1,030,422, respectively, including accrued interest of $290,781 and $300,422, respectively. The notes are secured by a UCC filing and also $400,000 of the balance was personally guaranteed by the managing member of RAM. Our position was subordinate to the CEO’s note described in Note 6. We have recorded interest income of $84,129 and $146,913 during the years ended December 31, 2021 and 2020, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the third or fourth quarter of 2022 pending the resolution of a lawsuit between the RAM and other parties related to the transaction. Accrued interest receivable of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at December 31, 2021 and 2020. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During the years ended December 31, 2021 and 2020, we have recorded $137,434 and $33,851 as Lease Termination Payments in the Statement of Operations.

Notes Receivable

During 2021, the Company entered into three promissory notes with an unrelated party, aggregating $124,000 (see Note 12). The notes all mature 11 months after issuance and have an effective interest rate of 8.33%. Payments of principal and interest are due monthly, beginning 30 days after the date of issuance. Principal repayments of $11,200 were received during the year ended December 31, 2021.

Note 5 – Other Assets

Security deposits: Security deposits reflect the deposits on various property leases, most of which require two months’ rental expense in the form of a deposit. During 2020, upon termination of a lease, we received a refund of a security deposit of $60,000. As of December 31, 2021 and December 31, 2020, the remaining balances were $90,000.

Note 6 – Related Party Transactions

As of December 31, 2021 and 2020, the Company has accrued compensation to its CEO and director and to its CFO aggregating $263,289 and $289,897, respectively. As of December 31, 2021 and 2020, accrued payable due to former officers was $946,986 and $1,042,859, respectively. For the years ended December 31, 2021 and 2020, total cash-based compensation to related parties was $360,000 and $360,000, respectively. For the years ended December 31, 2021 and 2020, total share-based compensation to related parties was $162,505 and $192,474, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

At December 31, 2021 and 2020, the Company owed Mr. Throgmartin, former CEO (See Note 11), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date, however the Company has not yet received a default notice. The balance of related party note was $140,958 at December 31, 2021 and December 31, 2020 and accrued interest on the note was $60,677 and $49,401 at December 31, 2021 and 2020, respectively.

The Company leases its office space from an entity controlled by its CEO. The lease may be terminated by either party with 30 days’ notice. Rent expense pursuant to the lease was $18,000 for each of the years ended December 31, 2021 and 2020.

Note 7 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of December 31, 2021 and 2020 the outstanding principal balance of the note was $133,403, and accrued interest on the note was $76,772 and $70,101 at December 31, 2021 and 2020, respectively. As of December 31, 2021 the note was past the maturity date, however the Company has not yet received a default notice.

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

On June 30, 2020, the Company was granted a loan from the Small Business Association, in the aggregate amount of $150,000, pursuant to the Economic Injury Disaster Loan, (the “EIDL”) under Division A, Title I of the CARES Act. The loan, which is in the form of a note dated June 30, 2020 issued by the Borrower, matures on June 30, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing July 1, 2023.

Note 8 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $2,733,803 and $5,997,865 at December 31, 2021 and 2020, respectively. All notes accrue interest at 10% and the majority of the notes had matured at December 31, 2021. In connection with the issuance of certain of these notes, the Company also issued warrants to purchase its common stock.

Several convertible note holders elected to convert their notes to stock during the years ended December 31, 2021 and 2020. The table below provides the note payable activity for the years ended December 31, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	317,896
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(243,478)
Change in fair value of derivatives	—	—	—	(2,677,393)
Amortization	—	—	—	—
Balance December 31, 2021	$2,941,274	$—	$2,941,274	$2,733,803

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2019	$3,266,775	$914,245	$2,352,530	$4,834,190
Issuance of convertible notes	103,000	103,000	—	518,678
Extensions of convertible notes	100,000	—	100,000	149,500
Conversion of convertible notes	(180,922)	(53,567)	(127,355)	(177,037)
Repayment of convertible notes	(49,579)	(21,075)	(28,504)	(28,930)
Change in fair value of derivatives	—	—	—	701,464
Amortization	—	(942,603)	942,603	—
Balance December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865

During the year ended December 31, 2021, $100,000 of notes were converted into 4,444,444 shares of common stock with a value of $697,779. A gain on extinguishment of debt of $59,999 and reduction of derivative liabilities of $657,778 have been recorded related to these conversions.

During year ended December 31, 2021, $6,256 of accrued interest was converted into 581,969 shares of common stock with a value of $7,856. A gain on extinguishment of debt of $1,709 and reduction of derivative liabilities of $3,309 have been recorded related to these conversions.

During the year ended December 31, 2021, we repaid an aggregate of $200,000 of note principal. A gain on extinguishment of debt of $118,142 and reduction of derivative liabilities of $118,142 have been recorded related to these payments.

During the year ended December 31, 2021, we paid an aggregate of $70,000 in settlement of accrued interest in the amount of $95,390. A gain on extinguishment of debt of $150,726 and reduction of derivative liabilities of $125,336 have been recorded related to these payments.

During the year ended December 31, 2021, we recorded noncash additions to convertible notes aggregating $2,000.

As of December 31, 2021, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Risk-free interest rates	0.02 - 0.09%	0.08 - 1.58%
Expected life (years)	0.25	0.25 – 1.0
Expected dividends	0%	0%
Expected volatility	133 -544%	140 - 214%

Note 9 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 8%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 25% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,208,971, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $165,142. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. The holder converted the entire amount of $293,700 of the February and March preferred shares plus accrued dividends of $11,748 into 26,159,396 shares of common stock during the year ended December 31, 2021. As of December 31, 2021, there were no shares outstanding related to this issuance.

On December 16, 2019, the Company sold 140,000 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva for $130,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this and future transactions, The Company’s Board of Directors approved and filed a certain Certificate of Designations with the Secretary of State of Delaware, designating 1,500,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.0001 per share. This Certificate of Designation provides the Company with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 30% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $165,218, valued using a Binomial Option Pricing Model. On December 31, 2019, the fair value of the conversion feature associated with Series C Preferred Shares was a derivative liability of $190,131, valued using a Binomial Option Pricing Model. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are immediately convertible at the option of the note holder. During the year ended December 31, 2019, we recorded $8,750 accretion of discount. As of December 31, 2019, there were 140,000 shares outstanding and a discount of $131,250. For the year ended December 31, 2020, the holders converted 140,000 shares of series C preferred stock along with related discount into 21,744,479 shares of common stock per the terms of the Agreement. As of December 31, 2020, there were no shares outstanding related to this issuance.

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

The tables below provide the preferred stock activity for the year ended December 31, 2021 and 2020, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the year ended December 31, 2021 and 2020

	Preferred Stock and Accrued Dividends	Discount	Preferred Stock and Accrued Dividends, Net of Discount	Derivative Liabilities
Balance , January 1, 2020	$140,000	$131,250	$8,750	$190,131
Issuance of Series C Preferred shares	111,600	111,600	—	170,896
Conversion of Series C Preferred shares and accrued dividend	(265,115)	(175,820)	(89,295)	(353,005)
Accretion of discount		(67,030)	67,030	—
Accretion of conversion feature on Series C preferred stock	13,515	—	13,515	23,290
Change in fair value of derivatives	—	—	—	(31,312)
Balance, December 31, 2020	—	—	—	—
Issuance of Series C Preferred shares	293,700	293,700	—	1,374,113
Conversion of Series C Preferred shares and accrued dividend	(305,448)	(210,121)	(95,327)	(338,228)
Accretion of discount	—	(83,579)	83,579	—
Accretion of dividend on Series C preferred stock	11,748	—	11,748	13,948
Change in fair value of derivatives	—	—	—	(1,049,833)
Balance December 31, 2021	$—	$—	$—	$—

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2021 and 2020:

	2021	2020
Risk-free interest rates	0.12 – 0.28%	0.11 – 0.23%
Expected life (years)	1.4 – 2.0	1.5 – 2.0
Expected dividends	0%	0%
Expected volatility	184 – 196%	172 - 262%

Common Stock

2021 Transactions

During the year ended December 31, 2021, $100,000 of notes and $6,256 of accrued interest and fees were converted into 5,026,413 shares of common stock with a value of $705,635.

During the year ended December 31, 2021, 6,498,837 shares of common stock, valued at $162,505, were accrued for related party services, and 7,635,992 shares of common stock, valued at $172,283, were issued. At December 31, 2021 and 2020, shares to be issued for related party services were 594,532 and 1,731,687, respectively, and the value of shares to be issued at December 31, 2021 and 2020 was $3,586 and $13,364, respectively.

During the year ended December 31, 2021, 527,085 shares of common stock, valued at $8,000, were accrued for services, and 1,137,826 shares of common stock, valued at $16,000, were issued. At December 31, 2021 and 2020, shares to be issued for services were 495,116 and 1,105,857, respectively, and the value of shares to be issued at December 31, 2021 and 2020 was $6,000 and $14,000, respectively.

At December 31, 2021 and 2020, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

During the year ended December 31, 2021, 26,159,396 shares of common stock were issued as a result of the conversion of 293,700 shares of Series C Preferred stock and $11,748 of related accrued dividends.

During the year ended December 31, 2021, we issued 30,000 shares of common stock, valued at $1,915, for consulting services.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2021	2020
Balance at beginning of year	$476	$967
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	(38)	(491)
Balance at end of year	$438	$476

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Annual dividend yield	0%	0%
Expected life (years)	1.0 – 6.13	0.42 – 7.38
Risk-free interest rate	0.09 – 1.26%	0.10 – 1.83%
Expected volatility	189 - 243%	186 - 240%

The following table summarizes stock warrant activity for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2019	211,826	$10.08
Granted	—	$—
Expired	(78,031)	$18.72
Outstanding at December 31, 2020	133,795	$5.04	4.4
Granted	—	$—
Expired	(31,295)	$6.23
Outstanding at December 31, 2021	102,500	$4.68	4.4

Exercisable at December 31, 2021	102,500	$4.68	4.4

Common stock option activity:

The Company maintains an Equity Incentive Plan pursuant to which 124,000 shares of common stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2021, 10,000 awards are outstanding pursuant to the plan. There remain 114,000 shares available for future grants.

During the years ended December 31, 2021 and 2020, the Company recorded total option expense of $0 and $86,606, respectively. There was no unamortized stock option expense at December 31, 2021. The aggregate intrinsic value of stock options outstanding at December 31, 2021 is $0.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2019	172,480	$5.29
Granted	—	$—
Expired	—	$—
Outstanding at December 31, 2020	172,480	$5.29	4.5
Granted	—	$—
Expired	(50,000)	$6.00
Outstanding at December 31, 2021	122,480	$5.00	5.1

Exercisable at December 31, 2021	122,480	$5.00	5.1

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2021 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 2.91 years.

As of December 31, 2021, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2022	$513
2023	520
2024	419
2025	45
Total	1,497
Less: amount representing interest	(228)
Present value of future minimum lease payments	1,269
Less: current obligations under leases	386
Long-term lease obligations	$883

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Year ended December 31,
	2021	2020
Operating lease costs	$420,979	$610,374
Variable rent costs	203,640	396,207
Total rent expense	$624,619	$1,006,581

As of December 31, 2021, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2022	$386
2023	443
2024	395
2025	45
Total	$1,269

Other information related to leases is as follows:

	Year ended December 31, 2021		Year ended December 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$398,838		$606,870
Weighted-average remaining lease term - operating leases	2.91	yr	3.54	yr
Weighted-average discount rate - operating leases	12%		12%

Right of use assets obtained in exchange for lease liabilities:

Operating lease asset	$627,500		$—
Lease liability	$625,129		$—

The Company recognized sublease income of $768,516 and $1,265,137 during the years ended December 31, 2021 and 2020, respectively.

These two leases have 2.5 year and 3.1 year terms with optional extensions, expiration dates range from July 2024 to February 2025, and monthly base rent of approximately $20,000-$22,500 plus variable NNN.

As of December 31, 2021, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2022	$678
2023	693
2024	555
2025	59
Total	$1,985

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. In addition, prior to his departure in October 2019, Ron Throgmartin, the Company’s previous CEO, would receive a grant of additional shares to maintain his ownership at 7.5% of the Company’s outstanding stock. During the year ended December 31, 2021, the Company accrued compensation expense of approximately $163,000 on 6,498,837 shares of common stock under these agreements. During the year ended December 31, 2020, the Company accrued compensation expense of approximately $118,000 on 10,935,040 shares of common stock under these agreements.  As of December 31, 2021 and 2020, the ending balance of accrued compensation was $3,586 and $13,364, respectively. The number of shares accrued to be issued was 594,532 at December 31, 2021.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. Pursuant to its material terms, the Company agreed to pay Mr. Thompson aggregate cash payments of $206,250, based upon the Company’s receipt of certain gross sales receipts derived from its Alameda Store in Colorado, and certain stock grants based upon the Company’s outstanding common shares as of February 1, 2019, including a stock grant of 53,717 restricted common shares for accrued salary and 122,934 restricted common shares in exchange for his approximate 122,000 of stock options. During the years ended December 31, 2021 and 2020, $35,873 and $34,538, respectively, were paid under this agreement. As of December 31, 2021, the outstanding balance was $126,389, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

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

Ron Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500. During the years ended December 31, 2021 and 2020, $60,000 and $60,000, respectively, were paid under this agreement. As of December 31, 2021, the outstanding balance was $820,597, and is included in Accrued payable – related party in the accompanying consolidated balance sheet.

Note 11 – Deferred Tax Assets and Income Tax Provision

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the years ended December 31, 2021 and 2020 respectively to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Statutory federal income tax rate	(21)%	(21)%
State income tax, net of federal benefits	(5)%	(5)%
Change in federal tax rate	—%	—%
Change in valuation allowance	26%	26%
Income tax provision (benefit)	—%	—%

The benefit for income tax is summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal
Current	$—	$—
Deferred	71,000	79,000
State
Current	—	—
Deferred	16,000	17,000
Change in valuation allowance	(87,000)	(96,000)
Income tax provision (benefit)	$—	$—

Deferred tax assets (liabilities) consist of the following:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net operating loss carry forwards	$(6,563,889)	$(6,492,759)
Warrants issued for services	1,503,621	1,467,413
Impairment of investment	111,662	111,662
Depreciation	48,025	54,066
Interest expense on convertible notes	1,981,486	2,688,874
Total gross deferred tax asset/liabilities	(2,913,095)	(2,170,744)
Valuation allowance	(2,913,095)	2,170,744
Net deferred taxes	$—	$—

As of December 31, 2021, the Company had accumulated Federal net operating loss carryovers (“NOLs”) of $31,256,612. These NOLs can be carried forward indefinitely and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

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

Note 12 – Subsequent Events

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

During the period from January 1, 2022 through April 15, 2022:

During January 2022, the Company loaned an additional $120,000 pursuant to a promissory note with the party described in Note 4. The note matures 11 months after issuance and has an effective interest rate of 8.33%. Payments of principal and interest are due monthly, beginning 30 days after the date of issuance (see below).

The Company entered into two convertible promissory notes with an investor in the aggregate amount of $330,000, and received aggregate proceeds of $310,000. The notes mature one year from issue and bear interest at 8% per year. Upon a default, the holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount (as defined), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the notes into fully paid and non-assessable shares of common stock at a conversion price equal to 65% of the three lowest trading prices of the Company common stock for the 15 trading days immediately preceding the delivery of a notice of conversion resulting from such default. The Company agreed to issue a total of 3,400,000 shares of common stock to the investor in connection with the issuance of the notes. These shares were issued in March, 2022.

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which Purchaser has agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). The closing of the transaction is expected to occur within 90 days from the date of the Purchase Agreement (the “Closing”).

The purchase price for the Membership Interests shall be the aggregate amount of $4,400,000 payable at the Closing as follows: (i) $250,000 in cash by wire transfer of immediately available funds; (ii) the number of restricted shares of the Company’s common stock that is equal to $250,000 divided by the current market price at the time of Closing, but such price shall not be greater than $.05 per share or less than $.02 per share: and (iii) three million nine hundred thousand dollars ($3,900,000) in the form of 390,000 shares of redeemable preferred stock (with a stated value of $10.00 per share) of the Purchaser. The terms of the redeemable preferred shares shall be specifically and fully set forth in a Certificate of Designations to be filed with the State of Delaware at the time of Closing. After the Closing, the Purchaser agrees to provide HCD with a line of credit or assist it in obtaining a line of credit from a third party of up to $1,000,000. In addition, the business of HCD shall continue to be managed by Sellers’ Representative subject to the conditions of an employment agreement to be entered into by the Company and Sellers’ Representative prior to the Closing. The Company has made loans to HCD in the aggregate original amount of $244,000, as described in Note 4 and above.

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

Based on our evaluation under the framework described above, as of December 31, 2021, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and ages of our directors and executive officers, and their positions with us, as of the date of this filing:

Name	Age	Position
Nello Gonfiantini III	64	Chief Executive Officer, Director
Christopher Strachan	57	Chief Financial Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2021 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were filed during the most recent fiscal year.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year		Salary ($)	Bonus	Option Awards	All Other Compensation (1)	Total ($)

Nello Gonfiantini III – CEO/COO (2) (3)	2021	Accrued	$240,000	—	—	135,565	$375,565
		Paid	$253,000	—	—	—	$253,000
	2020	Accrued	$240,000	—	—	95,697	$335,697
		Paid	$114,167	—	—	—	$114,167

Christopher Strachan - CFO (4)	2021	Accrued	$120,000	—	—	26,940	$146,940
		Paid	$133,609	—	—	—	$133,609
	2020	Accrued	$120,000	—	—	22,190	$142,190
		Paid	$111,777	—	—	—	$111,777

(1)	Represents value of stock issuable pursuant to employment contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

(2)	On October 29, 2019, the Company appointed Christopher D. Strachan, Chief Financial Officer, to membership on the Company’s Board of Directors and appointed Nello Gonfiantini III, Chief Operations Officer, to the additional post of Chief Executive Officer.

(3)	On November 1, 2019, Nello Gonfiantini III entered into a restated agreement with the Company. The Company agreed to pay (i) a salary at a minimum rate of Two Hundred Forty Thousand Dollars ($240,000) per annum for the period beginning on the effective date through the October 31, 2024, (ii) an annual performance bonus to be determined by the corporation's board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to ten (10%) percent of the Corporation's outstanding common shares (the "Executive Ownership Position").

(4)	On November 1, 2019, Christopher D. Strachan entered into a restated agreement with the Company. The Company agreed to pay (i) a salary at a minimum rate of One Hundred Twenty Thousand Dollars ($120,000) per annum for the period beginning on the effective date through the October 31, 2024, (ii) an annual performance bonus to be determined by the corporation’s board, (iii) a combination of stock grants and stock options so that the Executive shall have a beneficial stock ownership position equal to ten (2%) percent of the Corporation’s outstanding common shares (the “Executive Ownership Position”).

Outstanding Equity Awards at Fiscal Year End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive Plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: market or Payout value of unearned shares, units or other rights that have not vested ($)

Nello Gonfiantini III	61,240	—	—	5.00	2/1/2027
Nello Gonfiantini III	61,240	—	—	5.00	2/1/2027

The Company maintains an Equity Incentive Plan pursuant to which 124,000 shares of common stock are reserved for issuance thereunder. This Plan was established to award certain founding members, who were instrumental in the development of the Company, as well as key employees, directors and consultants, and to promote the success of the Company’s business. The terms allow for each option to vest immediately, with a term no greater than 10 years from the date of grant, at an exercise price equal to par value at date of the grant. As of December 31, 2021, 10,000 awards are outstanding pursuant to the plan. There remain 114,000 shares available for future grants.

The following table sets forth our securities authorized for issuance under any equity compensation plans approved by our stockholders, as well as any equity compensation plans not approved by our stockholders, as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,000	$0.000001	$114,000

Equity compensation plans not approved by security holders	—	$—	$—

Total	10,000	$0.000001	114,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of April 8, 2022.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 8, 2022 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
Nello Gonfiantini	25,908,045	(3)	9.9%
Christopher Strachan	10,443,102	(4)	4.0%
All directors and officers as a group (2 people)	36,351,147		13.9%
5% Shareholders
Chester Aldridge (7)	152,701,189	(5)	36.9%
0851229 BC Ltd (8)	690,518,408	(6)	72.6%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 6160 Plumas Street, Suite 100, Reno, Nevada 89519.

(2)	Based on 260,661,121 shares of common stock issued and outstanding as of April 8, 2022.

(3)	Based on 260,661,121 shares of common stock issued and outstanding as of April 8, 2022. Includes 122,480 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 8, 2022.

(4)

Based on 260,661,121 shares of common stock issued and outstanding as of April 8, 2022. Includes 671,805 shares of our Common Stock issuable pursuant to the employment contract that are vested or vesting within 60 days from April 8, 2022.

(5)	Based on 260,661,121 shares of common stock issued and outstanding as of April 8, 2022. Includes 152,670,223 shares of our Common Stock issuable upon conversion of notes and accrued interest within 60 days from April 8, 2022 and 25,000 shares of our Common Stock issuable upon exercise of warrants within 60 days from April 8, 2022.

(6)	Based on 260,661,121 shares of common stock issued and outstanding as of April 8, 2022. Includes 690,402,709 shares of our Common Stock issuable upon conversion of notes and accrued interest within 60 days from April 8, 2022 and 50,000 shares of our Common Stock issuable upon exercise of warrants within 60 days from April 8, 2022.

(7)	336 Bon Air Ctr # 418, Greenbrae, CA 94904-3017

(8)	PO Box 3200, Abbotsford, BC Canada V2S 4P4

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

As of December 31, 2021 and 2020, the Company has accrued compensation to its CEO and director and to its CFO aggregating $263,289 and $289,897, respectively. As of December 31, 2021 and 2020, accrued payable due to former officers was $946,986 and $1,042,859, respectively. For the years ended December 31, 2021 and 2020, total cash-based compensation to related parties was $360,000 and $360,000, respectively. For the years ended December 31, 2021 and 2020, total share-based compensation to related parties was $162,506 and $192,474, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed or expect to be billed approximately $94,000 and $110,000, respectively, for professional services rendered for the audit and quarterly reviews of our financial statements by MGO.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2021 and 2020.

Tax Fees

For our fiscal years ended December 31, 2021 and 2020, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2021 and 2020, there were no other fees incurred.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Merger and Share Exchange Agreement, by and among the Company, Diego Pellicer World-Wide 1, Inc., and Jonathan White, dated March 13, 2015	8-K	2.1	03/19/2015
2.2	Amended and Restated Agreement and Plan of Merger of Diego Pellicer Inc., and the Company, dated April 19, 2014	8-K	10.5	3/19/2015
2.3	Merger Agreement, by and between the Company and Diego Pellicer, Inc., a Washington corporation, dated April 19, 2014	8-K/A	10.18	6/24/2015
2.4	Second Amended and Restated Agreement and Plan of Merger of Diego by and between Diego Pellicer, Inc., A Washington Corporation and Diego Pellicer Worldwide, Inc., A Delaware Corporation	8-K	10.1	2/6/2017
2.5	Amended and Restated Agreement and Plan of Merger by and between the Company and Diego Washington	8-K	10.2	7/25/2018
2.6	Membership Interest Purchase Agreement by and between the Company and Albatross Management Consulting, LLC	8-K	10.1	9/16/2020
2.7	Equity Purchase Agreement, dated as of February 8, 2022, by and between the Company and Hemp Choice Distribution, LLC	8-K	2.1	2/14/22
3.1	Certificate of Incorporation	S-1	3.1	7/1/2013
3.2	Restated Certificate of Incorporation	8-K	3.1	3/19/2015
3.3	Amendment to Certificate of Incorporation, dated February 26, 2015
3.4	Amendment to Certificate of Incorporation, dated August 6, 2018	8-K	10.1	08/10/2018
3.5	Certificate of Designations for Series C Convertible Preferred Stock, dated November 25, 2019	8-K	10.2	12/23/2019
3.6	Bylaws	8-K	3.2	3/19/2015
3.7	Amended and Restated Certificate of Designations for Series C Convertible Preferred Stock, dated February 24, 2021				x
4.1	8% Promissory Note, dated February 18, 2022, issued by the Company to GS Capital Partners, LLC	8-K	4.1	2/24/2022
4.2	8% Promissory Note, dated January 6, 2022, issued by the Company to GS Capital Partners, LLC				x
10.1	Commercial Agreement, by and between the Company and Diego Pellicer, Inc., dated April 19, 2014	8-K	10.4	03/19/2015
10.2	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (4242 Elizabeth Street property)	8-K	10.12	03/19/2015
10.3	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (2949 W. Alameda Avenue property)	8-K	10.13	03/19/2015
10.4	Sublease Agreement, by and between the Company and DPCO, Inc., dated August 14, 2014 (755 South Jason Street property)	8-K	10.14	03/19/2015
10.5	Line of Credit Agreement, by and between Neil Demers and the Company, dated December 30, 2014	8-K/A	10.16	06/24/2015
10.6	License Agreement, by and between Plandai Biotechnology, Inc. and the Company, dated January 28, 2014	8-K/A	10.17	06/24/2015
10.7	Sublease Assignment Agreement, by and between the Company and RME Group, LLC	10-K	10.7	04/12/2021
10.8	First Amendment to Sublease of Space, by and between the Company, RME Group, LLC and Royal Asset Management, LLC, dated October 4, 2017	10-K	10.8	04/12/2021
10.9	Equity and Debt Restructure Agreement, effective June 29, 2018	8-K	10.1	07/20/2018
10.10	First Priority Secured Convertible Promissory Note, effective June 29, 2018, made by the Company in the principal amount of $545,606.96, and payable to investor, Chester Aldridge	8-K	10.2	07/20/2018
10.11	First Priority Secured Convertible Promissory Note, effective June 29, 2018, made by the Company in the principal amount of $2,383,667.77, and payable to investor, 0851229 BC Ltd	8-K	10.3	07/20/2018
10.12	Option to Extend Commercial Sublease Agreement	10-K	10.12	04/12/2021
10.13	Office Space Occupancy Agreement, by and between the Company and Veezto Financial, dated January 1, 2019	10-K	10.13	04/12/2021
10.14	Separation Agreement and Release by and between David Thompson and the Company, dated January 30, 2019	8-K	10.1	02/06/2019
10.15	Separation Agreement by and between Ron Throgmartin and the Company, dated October 29, 2019	8/K	10.1	11/01/2019
10.16	Second Amendment to Master Lease Agreement by and between the Company and 2949, W. Alameda Avenue, LLC, dated July 31, 2019	10-K	10.16	04/12/2021
10.17*	Restated Employment Agreement for Nello Gonfiantini III, dated as of November 1, 2019	8-K	10.1	12/09/2019
10.18*	Restated Employment Agreement for Christopher D. Strachan, dated as of November 1, 2019	8-K	10.2	12/09/2019
10.19	Series C Preferred Purchase Agreement, dated February 26, 2020	8-K	10.1	03/05/2020
10.20	Series C Preferred Stock Purchase Agreement, dated April 13, 2020	8-K	10.1	04/20/2020
10.21	Paycheck Protection Program note, dated April 22, 2020	10-K	10.21	04/12/2021

10.22	SBA Loan Authorization and Agreement, dated June 30, 2020	10-K	10.22	04/12/2021
10.23	Indemnity Agreement, dated August 31, 2020	10-K	10.23	04/12/2021
10.24	Operating Agreement of Blue Bronco, LLC	8-K	10.2	09/16/2020
10.25	Intercreditor and Subordination Agreement	8-K	10.3	09/16/2020
10.26	Side Letter by and between the Company and E2T2, LLC	8-K	10.4	09/16/2020
10.27	Termination of Lease Agreement, by and between the Company and Colorado Group Trust, dated October 21, 2020	10-K	10.27	04/12/2021
10.28	Sublease Termination Agreement by and between the Company and Royal Asset Management, LLC and Venture Product Consulting, LLC, dated as of October 1, 2020	8-K	10.1	10/22/2020
10.30	Securities Purchase Agreement, dated February 18, 2022, by and between the Company and GS Capital Partners, LLC	8-K	10.01	2/24/2022
10.31	Securities Purchase Agreement, dated January 6, 2022, by and between the Company and GS Capital Partners, LLC				x
10.32	Third Amendment to Lease of Space between the Company and 755 S Jason Street, LLC dated August 1, 2021 (755 South Jason Street property)				x
10.33	Second Amendment to Sublease of Space between the Company and Royal Asset Management, LLC dated August 1, 2021 (755 South Jason Street property)				x
23.1	Consent of Independent Registered Public Accounting Firm – MGO CPAs				x
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEGO PELLICER WORLDWIDE, INC.

Date: April 15, 2022	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nello Gonfiantini III	Chief Executive Officer, Director	April 15, 2022
Nello Gonfiantini III

/s/ Christopher Strachan	Chief Financial Officer, Director	April 15, 2022
Christopher Strachan