Form 10-Q
period 2022-03-31
DIEGO PELLICER WORLDWIDE, INC
filed 2022-05-13
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

As of May 10, 2022 there were 260,661,121 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$106,489	$49,149
Accounts receivable	673,695	598,667
Notes receivable	177,461	112,800

Total current assets	957,645	760,616

Other receivables, net	635,631	620,781
Security deposits	90,000	90,000
Right of use assets	1,175,453	1,269,113

Total assets	$2,858,729	$2,740,510

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$458,872	$441,625
Accrued payable - related parties	1,221,675	1,210,275
Accrued expenses	1,227,442	1,144,521
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net	2,998,685	2,941,274
Derivative liabilities	6,269,337	2,733,803
Lease liabilities	400,035	386,488
Warrant liabilities	640	438

Total current liabilities	12,851,047	9,132,785

Notes payable - long term	150,000	150,000
Lease liabilities, net of current portion	777,828	882,976

Total liabilities	13,778,875	10,165,761

Commitments and contingencies (See Note 9)	-	-

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, no shares issued and outstanding	-	-

Deficiency in stockholders' equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 260,661,121 and 257,261,121 shares issued and outstanding, respectively	260	256
Additional paid-in capital	44,710,604	44,681,028
Stock to be issued	41,630	31,447
Accumulated deficit	(55,672,640)	(52,137,982)

Total deficiency in stockholders' equity	(10,920,146)	(7,425,251)

Total liabilities and deficiency in stockholders'
equity	$2,858,729	$2,740,510

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenues
Net rental revenue	$186,506	$191,753
Rental expense	(148,402)	(159,027)
Gross profit	38,104	32,726

Operating expenses:
General and administrative expenses	223,095	198,251
Selling expense	8,465	9,881
Loss from operations	(193,456)	(175,406)

Other income (expense)
Interest income	19,579	26,912
Forgiveness of debt income	-	56,908
Interest expense	(496,452)	(209,542)
Lease termination payments	34,866	33,851
Extinguishment of debt	-	389,550
Change in derivative liabilities	(2,898,993)	698,449
Change in value of warrants	(202)	(4,442)
Total other income (loss), net	(3,341,202)	991,686

Provision for taxes	-	-
Net income (loss)	(3,534,658)	816,280
Deemed dividend on preferred stock	-	(1,005,826)
Net loss attributable to common stockholders	$(3,534,658)	$(189,546)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	259,660,010	219,506,975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC

Condensed Consolidated Statements of Stockholders' Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2021	-	$-	257,261,121	256	-	$-	$44,681,028	$(52,137,982)	$31,447	$(7,425,251)
Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	8,183	8,183
Issuance of common shares for finance cost	-	-	3,400,000	4	-	-	29,576	-	-	29,580
Net loss	-	-	-	-	-	-	-	(3,534,658)	-	(3,534,658)
Balance - March 31, 2022	-	$-	260,661,121	$260	-	$-	$44,710,604	$(55,672,640)	$41,630	$(10,920,146)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	-	$-	217,271,495	216	-	$-	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	-	-	30,000	-	-	-	1,915	-	2,000	3,915
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	-	-	5,026,413	5	-	-	705,630	-	-	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	13,155	-	-	-	-	-	(13,155)	-	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	-	-	-	-	-	-	-	(992,671)	-	(992,671)
Net income	-	-	-	-	-	-	-	816,280	-	816,280
Balance - March 31, 2021	293,700	$13,155	222,327,908	$221	-	$-	$45,261,664	$(55,299,546)	$76,068	$(9,961,593)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Cash flows from operating activities:
Net income (loss)	$(3,534,658)	$816,280
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	2,898,993	(698,449)
Change in fair value of warrants	202	4,442
Amortization of debt related costs	57,411	-
Noncash finance cost	-	2,000
Expense related to additional derivative liability	356,121	118,027
Extinguishment of debt	-	(389,550)
Stock-based compensation	10,183	28,758
Forgiveness of debt	-	(56,908)
Changes in operating assets and liabilities:
Accounts receivable	(75,028)	2,984
Prepaid expenses	-	10,000
Other receivables	(14,850)	(26,850)
Accounts payable	17,247	(18,159)
Accrued liability - related parties	11,400	1,164
Accrued expenses	82,921	3,073
Lease liabilities	2,059	6,425

Cash used in operating activities	(187,999)	(196,763)

Cash flows from financing activities:
Notes receivable	(120,000)	-
Repayments of notes receivable	55,339	-
Proceeds from convertible notes payable	310,000	-
Repayments of convertible notes payable, net	-	(200,000)
Proceeds from sale of preferred stock, net	-	267,000

Cash provided by financing activities	245,339	67,000

Net increase (decrease) in cash	57,340	(129,763)
Cash, beginning of period	49,149	327,864
Cash, end of period	$106,489	$198,101

Cash paid for interest	$-	$70,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Notes converted to stock	$-	$100,000
Derivative liability related to convertible notes and convertible Preferred C shares	$525,010	$1,377,698
Accrued interest converted to stock	$-	$6,256
Value of common stock issued for conversion of notes and accrued interest	$-	$705,635
Value of derivative liability extinguished upon conversion of notes and preferred stock and payment of notes	$-	$963,539
Debt discount attributable to convertible notes and preferred stock	$330,000	$267,000
Accrued interest extinguished with note payment	$-	$25,390
Common stock payable authorized for services	$-	$26,843
Accrued dividends and accretion of conversion feature on Series C preferred stock	$-	$13,155
Deemed dividends related to conversion feature of Series C preferred stock	$-	$992,671

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(Unaudited)

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

The properties generating rents in 2022 and 2021 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse	14,800 sq.	Denver	CO

The Company’s two properties in Denver, CO are leased to Royal Asset Management, LLC (“RAM”). RAM opened the Diego Denver branded flagship store in February 2017. This store is known as “Diego Colorado”. The retail facilities have shown steady growth in sales since opening. For the two properties subleased, RAM uses these properties for its cultivation facilities in Denver, CO. Production at these facilities began in late 2016. On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on four subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements (see Note 4).

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024 (see Note 9).

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

The accompanying consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods.

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

Accounts Receivable

Accounts receivable consist of rents receivable from the Company’s sublessee as disclosed in Note 4. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have not recorded an allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaid expenses, note receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, receivables, notes receivable, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2022	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$6,269	$6,269
Stock warrant liabilities	—	—	1	1
	$—	$—	$6,270	$6,270

As of December 31, 2021	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$2,734	$2,734
Stock warrant Liabilities	—	—	1	1
	$—	$—	$2,735	$2,735

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three months ended March 31, 2022 and the year ended December 31, 2021.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. There were no uninsured balances at March 31, 2022 and December 31, 2021.

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

Leases

We have elected the practical expedient provided by ASC 842 that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and are applying this expedient to all relevant asset classes. We have also elected the practical expedient package to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases.

Advertising

During the three months ended March 31, 2022 and 2021, advertising expense was $8,465 and $9,881, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 999,630,483 and 132,973,796 common stock equivalents at March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 420,291,604 insufficient shares as of March 31, 2022. Substantially all of these excess shares are included in the derivative liability calculations for convertible notes payable and warrants and are therefore accounted for at fair value.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,893,402 at March 31, 2022, and it has an accumulated deficit of $55,672,640 at March 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at March 31, 2022. At March 31, 2022 and December 31, 2021, the Company had outstanding receivables from the subleases totaling $673,695 and $598,667, respectively, and during the three months ended March 31, 2022 and 2021 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of March 31, 2022 and December 31, 2021, the outstanding balance of these notes receivable total $635,631 and $620,781, respectively, including accrued interest of $305,631 and $290,781, respectively. The notes are secured by a UCC filing and also $400,000 of the balance was personally guaranteed by the managing member of RAM. Our position was subordinate to the CEO’s note described in Note 5. We have recorded interest income of $14,850 and $26,850 during the three months ended March 31, 2022 and 2021, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at March 31, 2022 and December 31, 2021. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

 We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. During the three months ended March 31, 2022 and 2021, we have recorded $34,866 and $33,851 as Lease Termination Payments in the Statement of Operations.

Notes Receivable

During 2022 and 2021, the Company entered into four promissory notes with an unrelated party, aggregating $244,000 (see Note 9). The notes all mature 11 months after issuance and have an effective interest rate of 8.33%. Payments of principal and interest are due monthly, beginning 30 days after the date of issuance. Principal repayments of $55,339 were received during the three months ended March 31, 2022.

Note 5 – Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company has accrued compensation to its CEO and director and to its CFO aggregating $289,689 and $263,289, respectively. As of March 31, 2022 and December 31, 2021, accrued payable due to former officers was $931,986 and $946,986, respectively. For each of the three months ended March 31, 2022 and 2021, total cash-based compensation to related parties was $90,000. For the three months ended March 31, 2022 and 2021, total share-based compensation to related parties was $8,183 and $24,843, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

From 2017 to 2019, Mr. Gonfiantini, CEO, personally and through his Company, Crystal Bay Financial LLC, loaned an aggregate amount of $1,020,000 to Royal Asset Management. These notes accrued interest at 17% - 18% per annum, and required monthly payments of approximately $5,000 to $20,000. These notes were personally guaranteed by the managing member of Royal Asset Management, and were secured by certain equipment and other tangible properties of Royal Asset Management. Among these notes, $500,000 was also secured by the medical marijuana licenses held by Royal Asset Management. As of October 20, 2021 these notes were fully paid by Royal Asset Management and the security was released.

At March 31, 2022 and December 31, 2021, the Company owed Mr. Throgmartin, former CEO (See Note 9), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date, however the Company has not yet received a default notice. The balance of related party note was $140,958 at March 31, 2022 and December 31, 2021 and accrued interest on the note was $63,458 and $60,677 at March 31, 2022 and December 31, 2021, respectively.

The Company leases its office space from an entity controlled by its CEO. The lease may be terminated by either party with 30 days’ notice. Rent expense pursuant to the lease was $4,500 for each of the three month periods ended March 31, 2022 and 2021.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the note was $133,403, and accrued interest on the note was $78,416 and $76,772 at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 the note was past the maturity date, however the Company has not yet received a default notice.

On April 22, 2020, the Company was granted a loan from Numerica Credit Union, in the aggregate amount of $56,444, pursuant to the Paycheck Protection Program, (the “PPP”) under Division A, Title I of the CARES Act. The loan, which was in the form of a note dated April 22, 2020 issued by the Borrower, was scheduled to mature on April 22, 2022 and bore interest at a rate of 1.0% per annum, payable monthly commencing October 22, 2020. No payments made towards this loan, as the full amount of the loan and accrued interest was forgiven in full during February 2021 and the Company recorded income of $56,908.

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

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $6,269,337 and $2,733,803 at March 31, 2022 and December 31, 2021, respectively. The notes accrue interest at 8% - 10% and the majority of the notes had matured at March 31, 2022.

Several convertible note holders elected to convert their notes to stock during the three months ended March 31, 2021. The tables below provide the note payable activity for the three months ended March 31, 2022 and 2021, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2021	$2,941,274	$—	$2,941,274	$2,733,803
Issuance of convertible notes	330,000	330,000	—	636,541
Conversion of convertible notes	—	—	—	—
Repayment of convertible notes	—	—	—	—
Change in fair value of derivatives	—	—	—	2,898,993
Amortization	—	(57,411)	57,411	—
Balance March 31, 2022	$3,271,274	$272,589	$2,998,685	$6,269,337

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	115,160
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	177,244
Amortization	—	—	—	—
Balance March 31, 2021	$2,941,274	$—	$2,941,274	$5,326,730

During the three months ended March 31, 2022, the Company entered into two convertible promissory notes with an investor in the aggregate amount of $330,000, and received aggregate proceeds of $310,000, after deducting OID and costs. The notes mature one year from issue and bear interest at 8% per year. Upon a default, the holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount (as defined), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the notes into fully paid and non-assessable shares of common stock at a conversion price equal to 65% of the three lowest trading prices of the Company common stock for the 15 trading days immediately preceding the delivery of a notice of conversion resulting from such default. The Company issued a total of 3,400,000 shares of common stock, valued at $29,580, to the investor in connection with the issuance of the notes. The Company recorded a derivative liability associated with the notes of $525,010, valued using a Binomial Option Pricing Model, of which $280,420 was recorded as debt discount and $244,590 was charged to expense. We have recorded a total debt discount of $330,000 related to the notes, which will be amortized over the one year term of each note. During the three months ended March 31, 2022, we amortized $57,411 of debt discount to interest expense.

As of March 31, 2022, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Risk-free interest rates	0.52 - 1.63%	0.02 – 0.09%
Expected life (years)	0.25 – 1.0	0.25
Expected dividends	0%	0%
Expected volatility	133 - 196%	164 - 544%

Note 8 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 8%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 25% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,208,971, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $165,142. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. The holder converted the entire amount of $293,700 of the February and March preferred shares plus accrued dividends of $11,748 into 26,159,396 shares of common stock during the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no shares of Series C Convertible Preferred Stock outstanding.

The table below provides the preferred stock activity for the three months ended March 31, 2022 (there was no preferred stock activity during the three months ended March 31, 2022), and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the three months ended March 31, 2021.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2021:

2021
Risk-free interest rates	0.12 – 0.16%
Expected life (years)	1.9 – 2.0
Expected dividends	0%
Expected volatility	188 - 196%

Common Stock

2022 Transactions

During the three months ended March 31, 2022, we issued 3,400,000 shares of common stock, valued at $29,580, in connection with the issuance of convertible notes payable.

During the three months ended March 31, 2022, 463,637 shares of common stock, valued at $8,183, were accrued for related party services. At March 31, 2022 and December 31, 2021, shares to be issued for related party services were 1,058,169 and 594,532, respectively, and the value of shares to be issued at March 31, 2022 and December 31, 2021 was $11,769 and $3,586, respectively.

During the three months ended March 31, 2022, 192,308 shares of common stock, valued at $2,000, were accrued for services. At March 31, 2022 and December 31, 2021, shares to be issued for services were 687,424 and 495,116, respectively, and the value of shares to be issued at March 31, 2022 and December 31, 2021 was $8,000 and $6,000, respectively.

At March 31, 2022 and December 31, 2021, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
Balance at beginning of period	$438	$476
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	202	4,442
Balance at end of period	$640	$4,918

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Annual dividend yield	0%	0%
Expected life (years)	0.75 – 5.13	1.75 – 6.13
Risk-free interest rate	1.35 – 2.42%	0.16 – 1.16%
Expected volatility	136 – 212%	198 – 243%

Note 9 – COMMITMENTS AND CONTINGENCIES

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2022 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 2.59 years.

As of March 31, 2022, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2022 (Nine months)	$386
2023	520
2024	419
2025	45
Total	1,370
Less: amount representing interest	(192)
Present value of future minimum lease payments	1,178
Less: current obligations under leases	400
Long-term lease obligations	$778

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months ended March 31,
	2022	2021
Operating lease costs	$93,660	$111,268
Variable rent costs	54,742	47,759
Total rent expense	$148,402	$159,027

As of March 31, 2022, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2022 (Nine months)	$295
2023	443
2024	395
2025	45
Total	$1,178

Other information related to leases is as follows:

	Three Months ended March 31, 2022		Three Months ended March 31, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,601		$104,843
Weighted-average remaining lease term - operating leases	2.59	yr	3.47	yr
Weighted-average discount rate - operating leases	12%		12%

The Company recognized sublease income of $186,506 and $191,753 during the three months ended March 31, 2022 and 2021, respectively.

These two leases have 2.3 year and 2.9 year terms with optional extensions, expiration dates range from July 2024 to February 2025, and monthly base rent of approximately $20,000-$22,500 plus variable NNN.

As of March 31, 2022, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2022 (Nine months)	$511
2023	693
2024	555
2025	59
Total	$1,818

Legal Proceedings

On May 10, 2021, a lawsuit was filed against the Company, along with other defendants, by plaintiff Erin Turoff in the District Court, City and County of Denver, State of Colorado. The specific allegations against the Company include civil theft and civil conspiracy and the plaintiff is seeking actual and compensatory damages. No specific monetary amount was demanded in the lawsuit. On July 8, 2021, the Company filed an answer to the complaint, denying the allegations. The proceedings are ongoing and the Company believes that the suit is without merit and that it will ultimately prevail in any litigation.

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

Equity Purchase Agreement

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which Purchaser has agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). On April 22, 2022, the Company sent a termination notice of the Purchase Agreement to HCD, the Sellers and the Sellers' Representative pursuant to the terms of the Purchase Agreement. The Company has made loans to HCD in the aggregate original amount of $244,000, as described in Note 4. The balance due to the Company on the loans is $177,461 at March 31, 2022.

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the three months ended March 31, 2022, the Company accrued compensation expense of approximately $8,000 on 463,637 shares of common stock under these agreements. During the three months ended March 31, 2021, the Company accrued compensation expense of approximately $25,000 on 606,769 shares of common stock under these agreements.  As of March 31, 2022 and December 31, 2021, the ending balance of accrued compensation was $11,769 and $3,586, respectively. The number of shares accrued to be issued was 1,058,169 at March 31, 2022.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. During the three months ended March 31, 2022 and 2021, $0 and $17,936, respectively, was paid under this agreement. As of March 31, 2022 and December 31, 2021, the outstanding balance was $126,389, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr.Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. Registrant shall have the right to require Mr. Throgmartin to provide consulting services to Registrant for a per diem fee of $500. During the three months ended March 31, 2022 and 2021, $15,000 and $15,000, respectively, were paid under this agreement. As of March 31, 2022 and December 31, 2021, the outstanding balance was $805,597 and $820,597, respectively, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

Note 10 – Subsequent Events

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

During the period from April 1, 2022 through May 13, 2022:

On April 22, 2022, the Company sent a termination notice of the Purchase Agreement described in Note 9 to HCD, the Sellers and the Sellers’ Representative pursuant to the terms of the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Diego Pellicer Worldwide, Inc. should be read in conjunction with the financial statements of Diego Pellicer Worldwide, Inc. and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2022	March 31, 2021	$	%
Revenues
Net rental revenue	$186,506	$191,753	$(5,247)	-3%
Rental expense	(148,402)	(159,027)	(10,625)	-7%
Gross profit	38,104	32,726	5,378	16%
General and administrative expenses	223,095	198,251	24,844	13%
Selling expense	8,465	9,881	(1,416)	-14%
Loss from operations	$(193,456)	$(175,406)	$(18,050)	10%

Revenues. For the three months ended March 31, 2022 and 2021, the Company leased two facilities to a licensee in Colorado. Total revenue for the three months ended March 31, 2022 was $186,506, as compared to $191,753 for the three months ended March 31, 2021, a decrease of $5,247, primarily due to a lease extension in the third quarter of 2021.

Gross profit. Rental revenue and rental expense for the period ended March 31, 2022 decreased over the prior three months ended March 31, 20201 resulting in a gross profit of $38,104, an increase of $5,378 from a gross profit of $32,726 for the three months ended March 31, 2021, resulting from a lease extension in the third quarter of 2021 which reduced both sublease income and rental expense.

General and administrative expense. Our general and administrative expenses for the three months ended March 31, 2022 were $223,095, compared to $198,251 for the three months ended March 31, 2021. The increase of $24,844 was largely attributable to an increase in professional fees, partially offset by a reduction in executive stock compensation expense during the three months ended March 31, 2022.

Selling expense. Our selling expenses for the three months ended March 31, 2022 were $8,465, compared to $9,881 for the three months ended March 31, 2021. The decrease of $1,416 was due to reduced website costs.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2022	March 31, 2021	$	%
Other income (expense)
Interest income	$19,579	$26,912	$(7,333)	-27%
Forgiveness of debt income	—	56,908	(56,908)	-100%
Interest expense	(496,452)	(209,542)	286,910	137%
Lease termination payments	34,866	33,851	1,015	3%
Extinguishment of debt	—	389,550	(389,550)	-100%
Change in derivative liabilities	(2,898,993)	698,449	3,597,442	515%
Change in value of warrants	(202)	(4,442)	4,240	-95%
Total other income (loss)	$(3,341,202)	$991,686	$(4,332,888)	437%

The increase in net other expense resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including a reduction in gain resulting from the extinguishment of derivative liabilities during the period, and from increased financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended	Three Months Ended	Increase (Decrease)
	March 31, 2022	March 31, 2021	$	%
Net Cash used in operating activities	$(187,999)	$(196,763)	$8,764	5%
Net Cash provided by financing activities	245,339	67,000	178,339	266%
Net Increase (Decrease) in Cash	57,340	(129,763)	187,103	144%
Cash - beginning of period	49,149	327,864	(278,715)
Cash - end of period	$106,489	$198,101	$(91,612)	-46%

Operating Activities. For the three months ended March 31, 2022, the net cash used of $187,999 was a decrease over the same period of the prior year of $8,764. Cash used for operating assets and liabilities decreased by $45,112, which was partially offset by an increase in loss from operations after non-cash adjustments of $36,348.

Financing Activities. During the three months ended March 31, 2022, we loaned an aggregate of $120,000 to an entity and received repayments of principal of $55,339. We received $310,000 from the issuance of convertible notes payable. During the three months ended March 31, 2021, we received $267,000 in proceeds from the sale of preferred stock and we made $200,000 of principal repayments of convertible notes payable.

Going Concern Qualification

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,893,402 at March 31, 2022, and it has an accumulated deficit of $55,672,640 at March 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of March 31, 2022, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of March 31, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2022, we issued 3,400,000 shares of common stock in connection with the issuance of two convertible notes payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2022, a convertible note in the principal amount of $515,607 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

As of March 31, 2022, a convertible note in the principal amount of $2,383,667 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: May 13, 2022	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer
(Principal Financial and Accounting Officer)