Form 10-Q
period 2022-06-30
DIEGO PELLICER WORLDWIDE, INC
filed 2022-08-12
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of August 10, 2022 there were 261,332,926 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$58,744	$49,149
Accounts receivable	748,724	598,667
Notes receivable, net of allowance of $82,781 and $0, respectively	82,781	112,800

Total current assets	890,249	760,616

Other receivables, net	650,481	620,781
Security deposits	90,000	90,000
Right of use assets	1,079,031	1,269,113

Total assets	$2,709,761	$2,740,510

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$445,856	$441,625
Accrued payable - related parties	1,222,775	1,210,275
Accrued expenses	1,308,922	1,144,521
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net	3,062,328	2,941,274
Derivative liabilities	5,800,562	2,733,803
Lease liabilities	413,993	386,488
Warrant liabilities	411	438

Total current liabilities	12,529,208	9,132,785

Notes payable - long term	150,000	150,000
Lease liabilities, net of current portion	669,494	882,976

Total liabilities	13,348,702	10,165,761

Commitments and contingencies (See Note 9)	-	-

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, no shares issued and outstanding	-	-

Deficiency in stockholders' equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 261,332,926 and 257,261,121 shares issued and outstanding, respectively	261	256
Additional paid-in capital	44,717,436	44,681,028
Stock to be issued	58,338	31,447
Accumulated deficit	(55,414,976)	(52,137,982)

Total deficiency in stockholders' equity	(10,638,941)	(7,425,251)

Total liabilities and deficiency in stockholders' equity	$2,709,761	$2,740,510

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues
Net rental revenue	$186,506	$191,752	$373,012	$383,505
Rental expense	(148,389)	(159,028)	(296,791)	(318,055)
Gross profit	38,117	32,724	76,221	65,450

Operating expenses:
General and administrative expenses	135,312	276,247	358,407	474,498
Selling expense	4,471	7,928	12,936	17,809
Loss from operations	(101,666)	(251,451)	(295,122)	(426,857)

Other income (expense)
Interest income	14,864	27,668	34,443	54,580
Forgiveness of debt income	-	-	-	56,908
Allowance for loss on notes receivable	(82,781)	-	(82,781)	-
Interest expense	(318,051)	(174,041)	(814,503)	(383,583)
Lease termination payments	34,866	33,852	69,732	67,703
Extinguishment of debt	44,344	-	44,344	389,550
Change in derivative liabilities	665,859	1,031,835	(2,233,134)	1,730,284
Change in value of warrants	229	2,377	27	(2,065)
Total other income (loss), net	359,330	921,691	(2,981,872)	1,913,377

Provision for taxes	-	-	-	-
Net income (loss)	257,664	670,240	(3,276,994)	1,486,520
Deemed dividend on preferred stock	-	(43,934)	-	(1,049,760)
Net income (loss) attributable to common stockholders	$257,664	$626,306	$(3,276,994)	$436,760

Income (loss) per share - basic	$0.00	$0.00	$(0.01)	$0.00
Income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	260,889,978	223,297,739	260,278,391	221,412,829
Weighted average common shares outstanding - diluted	1,270,924,092	345,353,016	260,278,391	1,684,380,073

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC

Condensed Consolidated Statements of Stockholders' Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2021	-	$-	257,261,121	256	-	$-	$44,681,028	$(52,137,982)	$31,447	$(7,425,251)
Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	8,183	8,183
Issuance of common shares for finance cost	-	-	3,400,000	4	-	-	29,576	-	-	29,580
Net loss	-	-	-	-	-	-	-	(3,534,658)	-	(3,534,658)
Balance - March 31, 2022	-	-	260,661,121	260	-	-	44,710,604	(55,672,640)	41,630	(10,920,146)

Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	671,805	1	-	-	6,832	-	(1,792)	5,041
Issuance of common shares for finance cost	-	-	-	-	-	-	-	-	16,500	16,500
Net income	-	-	-	-	-	-	-	257,664	-	257,664
Balance - June 30, 2022	-	$-	261,332,926	$261	-	$-	$44,717,436	$(55,414,976)	$58,338	$(10,638,941)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	-	$-	217,271,495	216	-	$-	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	-	-	30,000	-	-	-	1,915	-	2,000	3,915
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	-	-	5,026,413	5	-	-	705,630	-	-	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	13,155	-	-	-	-	-	(13,155)	-	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	-	-	-	-	-	-	-	(992,671)	-	(992,671)
Net income	-	-	-	-	-	-	-	816,280	-	816,280
Balance - March 31, 2021	293,700	13,155	222,327,908	221	-	-	45,261,664	(55,299,546)	76,068	(9,961,593)

Issuance of common shares for services	-	-	1,137,826	1	-	-	15,999	-	(14,000)	2,000
Issuance of common shares for services - related parties	-	-	1,967,714	2	-	-	30,974	-	29,835	60,811
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	43,934	-	-	-	-	-	(43,934)	-	(43,934)
Net income	-	-	-	-	-	-	-	670,240	-	670,240
Balance - June 30, 2021	293,700	$57,089	225,433,448	$224	-	$-	$45,308,637	$(54,673,240)	$91,903	$(9,272,476)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from operating activities:
Net income (loss)	$(3,276,994)	$1,486,520
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	2,233,134	(1,730,284)
Change in fair value of warrants	(27)	2,065
Amortization of debt related costs	149,092	-
Noncash finance cost	-	2,000
Expense related to additional derivative liability	495,899	212,861
Extinguishment of debt	(44,344)	(389,550)
Allowance for loss on notes receivable	82,781	-
Stock-based compensation	17,224	91,569
Forgiveness of debt	-	(56,908)
Changes in operating assets and liabilities:
Accounts receivable	(150,057)	(19,361)
Prepaid expenses	-	11,275
Other receivables	(29,700)	439,341
Accounts payable	4,231	(25,065)
Accrued liability - related parties	12,500	(124,704)
Accrued expenses	164,401	82,280
Lease liabilities	4,105	12,850

Cash used in operating activities	(337,755)	(5,111)

Cash flows from financing activities:
Notes receivable	(120,000)	-
Repayments of notes receivable	67,238	-
Proceeds from convertible notes payable	465,000	-
Repayments of convertible notes payable, net	(64,888)	(200,000)
Proceeds from sale of preferred stock, net	-	267,000

Cash provided by financing activities	347,350	67,000

Net increase in cash	9,595	61,889
Cash, beginning of period	49,149	327,864
Cash, end of period	$58,744	$389,753

Cash paid for interest	$5,112	$70,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Notes converted to stock	$-	$100,000
Derivative liability related to convertible notes and convertible Preferred C shares	$699,488	$1,259,672
Accrued interest converted to stock	$-	$6,256
Value of common stock issued for conversion of notes and accrued interest	$-	$705,635
Value of derivative liability extinguished upon conversion of notes and preferred stock and payment of notes	$81,194	$963,539
Debt discount extinguished upon payment of notes	$36,850	$-
Debt discount attributable to convertible notes and preferred stock	$495,000	$267,000
Accrued interest extinguished with note payment	$-	$25,390
Common stock payable authorized for services	$-	$26,843
Accrued dividends and accretion of conversion feature on Series C preferred stock	$-	$57,089
Deemed dividends related to conversion feature of Series C preferred stock	$-	$992,671

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022 and 2021

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

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024 (see Note 9). On June 6, 2022, the Company, the lessor and the sublessee entered into termination agreements to terminate the master lease and the sublease for the cultivation warehouse property. The termination agreements are conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing is expected to be in the second half of 2022, upon approval by the Colorado Marijuana Enforcement Division. Upon closing, the Company will receive either $625,000 or $650,000, depending upon the closing date.

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

The accompanying consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods.

Principles of Consolidation

The financial statements include the accounts of Diego Pellicer Worldwide, Inc., and its wholly-owned subsidiary Diego Pellicer World-wide 1, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, the collectability of accounts receivable and other receivables (see Note 4), valuation of right of use assets and lease liabilities and deferred taxes and related valuation allowances.

Certain estimates, including evaluating the collectability of accounts receivable and notes receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could influence our estimates and could cause actual results to differ from our estimates. The Company intends to re-evaluate all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Accounts Receivable

Accounts receivable consist of rents receivable from the Company’s sublessee as disclosed in Note 4. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have not recorded an allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, receivables, notes receivable, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2022	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative liabilities		$—		$—		$5,801		$5,801
Stock warrant liabilities		—		—		—		—
	$—		$—		$5,801		$5,801

As of December 31, 2021	Fair Value Measurement Using
	Level 1		Level 2		Level 3		Total
Derivative Liabilities		$—		$—		$2,734		$2,734
Stock warrant Liabilities		—		—		1		1
	$—		$—		$2,735		$2,735

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three and six months ended June 30, 2022 and the year ended December 31, 2021.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. There were no uninsured balances at June 30, 2022 and December 31, 2021.

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

Advertising

Advertising expense was $4,471 and $7,928 for the three months ended June 30, 2022 and 2021, respectively, and was $12,936 and $17,809 for the six months ended June 30, 2022 and 2021, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 1,385,640,469 and 231,135,631 common stock equivalents at June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 806,973,395 insufficient shares as of June 30, 2022. Substantially all of these excess shares are included in the derivative liability calculations for convertible notes payable and warrants and are therefore accounted for at fair value.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,638,959 at June 30, 2022, and it has an accumulated deficit of $55,414,976 at June 30, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases two properties in Colorado to Royal Asset Management at June 30, 2022. At June 30, 2022 and December 31, 2021, the Company had outstanding receivables from the subleases totaling $748,724 and $598,667, respectively, and during the three and six months ended June 30, 2022 and 2021 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of June 30, 2022 and December 31, 2021, the outstanding balance of these notes receivable total $650,481 and $620,781, respectively, including accrued interest of $320,481 and $290,781, respectively. The notes are secured by a UCC filing and also $400,000 of the balance was personally guaranteed by the managing member of RAM. Our position was subordinate to the CEO’s note described in Note 5. We have recorded interest income of $14,850 and $27,579 during the three months ended June 30, 2022 and 2021, respectively. We have recorded interest income of $29,700 and $54,429 during the six months ended June 30, 2022 and 2021, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

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

We have recorded the promissory notes as long term notes receivable of $1,482,824 at June 30, 2022 and December 31, 2021. Due to the uncertainty of the collectability, we have also recorded a long term deferred credit in the same amount. We will record income under the deferred rent notes as payments are received or deemed collectible. This asset and related credit have been netted on the accompanying condensed consolidated balance sheet.

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. We have recorded $34,866 and $33,852 as Lease Termination Payments in the Statement of Operations for the three months ended June 30, 2022 and 2021, respectively, and $69,732 and $67,703 as Lease Termination Payments for the six months ended June 30, 2022 and 2021, respectively.

Notes Receivable

During 2022 and 2021, the Company entered into four promissory notes with an unrelated party, aggregating $244,000 (see Note 9). The notes all mature 11 months after issuance and have an effective interest rate of 8.33%. Payments of principal and interest are due monthly, beginning 30 days after the date of issuance. Principal repayments of $67,238 were received during the six months ended June 30, 2022. Payments on the notes are in arrears at June 30, 2022, and we have recorded an allowance for uncollectable notes receivables of $82,781 at June 30, 2022.

Note 5 – Related Party Transactions

As of June 30, 2022 and December 31, 2021, the Company has accrued compensation to its CEO and director and to its CFO aggregating $305,789 and $263,289, respectively. As of June 30, 2022 and December 31, 2021, accrued payable due to former officers was $916,986 and $946,986, respectively. For each of the six months ended June 30, 2022 and 2021, total cash-based compensation to related parties was $180,000. For the three months ended June 30, 2022 and 2021, total share-based compensation to related parties was $5,041 and $60,811, respectively. For the six months ended June 30, 2022 and 2021, total share-based compensation to related parties was $13,224 and $85,654, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

At June 30, 2022 and December 31, 2021, the Company owed Mr. Throgmartin, former CEO (See Note 9), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date, however the Company has not yet received a default notice. The balance of related party note was $140,958 at June 30, 2022 and December 31, 2021 and accrued interest on the note was $66,269 and $60,677 at June 30, 2022 and December 31, 2021, respectively.

The Company leases its office space from an entity controlled by its CEO. The lease may be terminated by either party with 30 days’ notice. Rent expense pursuant to the lease was $4,500 for each of the three month periods ended June 30, 2022 and 2021 and was $9,000 for each of the six month periods ended June 30, 2022 and 2021.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of June 30, 2022 and December 31, 2021, the outstanding principal balance of the note was $133,403, and accrued interest on the note was $80,079 and $76,772 at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 the note was past the maturity date, however the Company has not yet received a default notice.

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

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $5,800,562 and $2,733,803 at June 30, 2022 and December 31, 2021, respectively. The notes accrue interest at 8% - 10% and the majority of the notes had matured at June 30, 2022.

Several convertible note holders elected to convert their notes to stock during the six months ended June 30, 2021. The tables below provide the note payable activity for the six months ended June 30, 2022 and 2021, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2021	$2,941,274	$—	$2,941,274	$2,733,803
Issuance of convertible notes	495,000	495,000	—	914,819
Conversion of convertible notes	—	—	—	—
Repayment of convertible notes	(64,888)	(36,850)	(28,038)	(81,194)
Change in fair value of derivatives	—	—	—	2,233,134
Amortization	—	(149,092)	149,092	—
Balance June 30, 2022	$3,371,386	$309,058	$3,062,328	$5,800,562

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	200,147
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	(865,710)
Amortization	—	—	—	—
Balance June 30, 2021	$2,941,274	$—	$2,941,274	$4,368,763

During the six months ended June 30, 2022, the Company entered into three convertible promissory notes with an investor in the aggregate amount of $495,000, and received aggregate proceeds of $465,000, after deducting OID and costs. The notes mature one year from issue and bear interest at 8% per year. Upon a default, the holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount (as defined), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the notes into fully paid and non-assessable shares of common stock at a conversion price equal to 65% of the three lowest trading prices of the Company common stock for the 15 trading days immediately preceding the delivery of a notice of conversion resulting from such default, for two of the notes, and at 65% of the lowest price for the preceding 15 days for the third note. The Company issued a total of 3,400,000 shares of common stock, valued at $29,580, to the investor in connection with the issuance of two of the notes, and the Company is to issue 2,500,000 shares of common stock, valued at $16,500, for the third note (these shares were issued in July 2022 and are recorded as shares to be issued at June 30, 2022) . The Company recorded a derivative liability associated with the notes of $699,488, valued using a Binomial Option Pricing Model, of which $418,920 was recorded as debt discount and $280,568 was charged to expense. We have recorded a total debt discount of $495,000 related to the notes, which will be amortized over the one year term of each note. During the three and six months ended June 30, 2022, we amortized $91,681 and $149,092, respectively, of debt discount to interest expense.

As of June 30, 2022, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however, the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

During the six months ended June 30, 2022, we repaid an aggregate of $64,888 of note principal and $5,112 of accrued interest. A gain on extinguishment of debt of $44,344 and reduction of derivative liabilities of $81,194 and reduction of discount of $36,850 have been recorded related to these payments.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the three months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Risk-free interest rates	0.52 – 2.8%	0.02 – 0.09%
Expected life (years)	0.25 – 1.0	0.25
Expected dividends	0%	0%
Expected volatility	133 - 196%	154 - 544%

Note 8 – Stockholders’ Equity (Deficit)

Series C Preferred Stock

On February 24, 2021, the Company sold 179,850 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 8%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $163,500 pursuant to a Series C Preferred Purchase Agreement with Geneva. The Company may redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and must redeem any outstanding shares on the 24-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 25% discount to the public market price. The Company recorded a derivative liability associated with Series C Preferred Shares of $1,208,971, valued using a Binomial Option Pricing Model. On March 16, 2021, the Company sold an additional 113,850 shares for $103,500 and recorded a derivative of $165,142. The Series C Preferred Stock is classified as temporary equity due to the fact that the shares are redeemable at the option of the holder. The holder converted the entire amount of $293,700 of the February and March preferred shares plus accrued dividends of $11,748 into 26,159,396 shares of common stock during the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, there were no shares of Series C Convertible Preferred Stock outstanding.

The table below provides the preferred stock activity for the six months ended June 30, 2021 (there was no preferred stock activity during the six months ended June 30, 2022), and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the six months ended June 30, 2021.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2021:

2021
Risk-free interest rates	0.12 – 0.25%
Expected life (years)	1.7 – 2.0
Expected dividends	0%
Expected volatility	188 - 196%

Common Stock

2022 Transactions

During the six months ended June 30, 2022, we issued 3,400,000 shares of common stock, valued at $29,580, in connection with the issuance of convertible notes payable.

During the six months ended June 30, 2022, 463,637 shares of common stock, valued at $13,224, were accrued for related party service, and 671,805 shares of common stock, valued at $6,833, were issued. At June 30, 2022 and December 31, 2021, shares to be issued for related party services were 386,364 and 594,532, respectively, and the value of shares to be issued at June 30, 2022 and December 31, 2021 was $9,977 and $3,586, respectively.

During the six ended June 30, 2022, 482,163 shares of common stock, valued at $4,000, were accrued for services. At June 30, 2022 and December 31, 2021, shares to be issued for services were 977,279 and 495,116, respectively, and the value of shares to be issued at June 30, 2022 and December 31, 2021 was $10,000 and $6,000, respectively.

During the six ended June 30, 2022, 2,500,000 shares of common stock, valued at $16,500, were accrued for financing cost. At June 30, 2022 and December 31, 2021, shares to be issued for financing cost were 2,500,000 and 0, respectively, and the value of shares to be issued at June 30, 2022 and December 31, 2021 was $16,500 and $0, respectively.

At June 30, 2022 and December 31, 2021, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	Six Months ended June 30,
	2022	2021
Balance at beginning of period	$438	$476
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	(27)	2,065
Balance at end of period	$411	$2,541

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Annual dividend yield	0%	0%
Expected life (years)	0.50 – 5.13	1.5 – 5.88
Risk-free interest rate	1.35 – 3.01%	0.16 – 1.16%
Expected volatility	136 – 217%	195 – 243%

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2022 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company been recognizing rents as they become payable. Our weighted-average remaining lease term is 2.42 years.

As of June 30, 2022, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2022 (Six months)	$258
2023	520
2024	419
2025	45
Total	1,242
Less: amount representing interest	(159)
Present value of future minimum lease payments	1,083
Less: current obligations under leases	414
Long-term lease obligations	$669

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Six Months ended June 30,
	2022	2021
Operating lease costs	$190,082	$225,713
Variable rent costs	106,709	92,342
Total rent expense	$296,791	$318,055

As of June 30, 2022, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

2022 (Six months)	$200
2023	443
2024	395
2025	45
Total	$1,083

Other information related to leases is as follows:

	Six Months ended June 30, 2022		Six Months ended June 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185,978		$212,863
Weighted-average remaining lease term - operating leases	2.42	yr	3.47	yr
Weighted-average discount rate - operating leases	12%		12%

The Company recognized sublease income of $186,506 and $191,752 during the three months ended June 30, 2022 and 2021, respectively. The Company recognized sublease income of $373,012 and $383,505 during the six months ended June 30, 2022 and 2021, respectively.

These two leases have 2.1 year and 2.7 year terms with optional extensions, expiration dates range from July 2024 to February 2025, and monthly base rent of approximately $20,000-$22,500 plus variable NNN.

As of June 30, 2022, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2022 (Six months)	$343
2023	693
2024	555
2025	59
Total	$1,650

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

Equity Purchase Agreement

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which Purchaser has agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). On April 22, 2022, the Company sent a termination notice of the Purchase Agreement to HCD, the Sellers and the Sellers' Representative pursuant to the terms of the Purchase Agreement. The Company has made loans to HCD in the aggregate original amount of $244,000, as described in Note 4. The balance due to the Company on the loans is $165,561 at June 30, 2022. Payments on the notes are in arrears at June 30, 2022, and we have recorded an allowance for uncollectable notes receivables of $82,781 at June 30, 2022.

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the six months ended June 30, 2022, the Company accrued compensation expense of approximately $13,000 on 463,637 shares of common stock under these agreements. During the six months ended June 30, 2021, the Company accrued compensation expense of approximately $86,000 on 2,931,647 shares of common stock.  As of June 30, 2022 and December 31, 2021, the ending balance of accrued compensation was $9,977 and $3,586, respectively. The number of shares accrued to be issued was 386,364 at June 30, 2022.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. During the six months ended June 30, 2022 and 2021, $0 and $26,904, respectively, was paid under this agreement. As of June 30, 2022 and December 31, 2021, the outstanding balance was $126,389, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr. Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. The Company shall have the right to require Mr. Throgmartin to provide consulting services to the Company for a per diem fee of $500. During the six months ended June 30, 2022 and 2021, $30,000 and $30,000, respectively, was paid under this agreement. As of June 30, 2022 and December 31, 2021, the outstanding balance was $790,597 and $820,597, respectively, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

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

During the period from July 1, 2022 through August 12, 2022:

On July 29, 2022 the Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased a promissory note (the “Note”) from the Company in the aggregate principal amount of $165,000. The Company intends to use the net proceeds ($160,000) from the Note for general working capital purposes.

The maturity date of the Note is July 29, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum. Principal payments shall be made in ten (10) installments each in the amount of US$17,800 commencing on the ninetieth (90th) day anniversary following the issue date and continuing thereafter each thirty (30) days for ten months. Notwithstanding the forgoing, the final payment of principal and interest shall be due on the Maturity Date.

In the event of a default, the investor has the option to convert all or any amount of the principal face amount of the Note at the then-applicable conversion price. The conversion price for the Note shall be equal to the Variable Conversion Price (as defined herein). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the average of the lowest three trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the Conversion Date. Notwithstanding the foregoing, the investor shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by the investor and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The Note may be prepaid by the Company.

Pursuant to the terms of the Purchase Agreement, the Company paid the investor’s legal fees in the aggregate amount of $5,000. The Note also contains an original issue discount of $5,000. The Company will also issue 4,500,000 shares of the Company’s common stock to the investor as additional consideration for the purchase of the Note.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022 compared to three months ended June 30, 2021

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2022	June 30, 2021	$	%
Revenues
Net rental revenue	$186,506	$191,752	$(5,246)	-3%
Rental expense	(148,389)	(159,028)	(10,639)	-7%
Gross profit	38,117	32,724	5,393	17%
General and administrative expenses	135,312	276,247	140,935	51%
Selling expense	4,471	7,928	3,457	44%
Loss from operations	$(101,666)	$(251,451)	$149,785	60%

Revenues. For the three months ended June 30, 2022 and 2021, the Company leased two facilities to a licensee in Colorado. Total revenue for the three months ended June 30, 2022 was $186,506, as compared to $191,752 for the three months ended June 30, 2021, a decrease of $5,246, primarily due to a lease extension in the third quarter of 2021.

Gross profit. Rental revenue and rental expense for the period ended June 30, 2022 decreased over the prior three months ended June 30, 20201 resulting in a gross profit of $38,117, an increase of $5,393 from a gross profit of $32,724 for the three months ended June 30, 2021, resulting from a lease extension in the third quarter of 2021 which reduced both sublease income and rental expense.

General and administrative expense. Our general and administrative expenses for the three months ended June 30, 2022 were $135,312, compared to $276,247 for the three months ended June 30, 2021. The decrease of $140,935 was largely attributable to decreases in professional fees and executive stock compensation expense during the three months ended June 30, 2022.

Selling expense. Our selling expenses for the three months ended June 30, 2022 were $4,471, compared to $7,928 for the three months ended June 30, 2021. The decrease of $3,457 was due to reduced brand development costs.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2022	June 30, 2021	$	%
Other income (expense)
Interest income	$14,864	$27,668	$(12,804)	-46%
Allowance for loss on notes receivable	(82,781)	—	(82,781)	-100%
Interest expense	(318,051)	(174,041)	(144,010)	-83%
Lease termination payments	34,866	33,852	1,014	3%
Extinguishment of debt	44,344	—	44,344	100%
Change in derivative liabilities	665,859	1,031,835	(365,976)	-36%
Change in value of warrants	229	2,377	(2,148)	-90%
Total other income (loss)	$359,330	$921,691	$(562,361)	-61%

The decrease in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including a reduction in gain resulting from the extinguishment of derivative liabilities during the period, and from increased financing costs of new debt incurred by the Company.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

After rental expense the gross margins on the lease were as follows:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2022	June 30, 2021	$	%
Revenues
Net rental revenue	$373,012	$383,505	$(10,493)	-3%
Rental expense	(296,791)	(318,055)	(21,264)	-7%
Gross profit	76,221	65,450	10,771	17%
General and administrative expenses	358,407	474,498	116,091	25%
Selling expense	12,936	17,809	4,873	27%
Loss from operations	$(295,122)	$(426,857)	$131,735	31%

Revenues. For the six months ended June 30, 2022 and 2021, the Company leased two facilities to a licensee in Colorado. Total revenue for the six months ended June 30, 2022 was $373,012, as compared to $383,505 for the six months ended June 30, 2021, a decrease of $10,493, primarily due to a lease extension in the third quarter of 2021.

Gross profit. Rental revenue and rental expense for the period ended June 30, 2022 decreased over the prior six months ended June 30, 20201 resulting in a gross profit of $76,221, an increase of $10,771 from a gross profit of $65,450 for the six months ended June 30, 2021, resulting from a lease extension in the third quarter of 2021 which reduced both sublease income and rental expense.

 General and administrative expense. Our general and administrative expenses for the six months ended June 30, 2022 were $358,407, compared to $474,498 for the six months ended June 30, 2021. The decrease of $116,091 was largely attributable to decreases in professional fees and executive stock compensation expense during the six months ended June 30, 2022.

Selling expense. Our selling expenses for the six months ended June 30, 2022 were $12,936, compared to $17,809 for the six months ended June 30, 2021. The decrease of $4,873 was primarily due to reduced brand development costs.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2022	June 30, 2021	$	%
Other income (expense)
Interest income	$34,443	$54,580	$(20,137)	-37%
Forgiveness of debt income	—	56,908	(56,908)	-100%
Allowance for loss on notes receivable	(82,781)	—	(82,781)	-100%
Interest expense	(814,503)	(383,583)	(430,920)	-112%
Lease termination payments	69,732	67,703	2,029	3%
Extinguishment of debt	44,344	389,550	(345,206)	-89%
Change in derivative liabilities	(2,233,134)	1,730,284	(3,963,418)	-229%
Change in value of warrants	27	(2,065)	2,092	101%
Total other income (loss)	$(2,981,872)	$1,913,377	$(4,895,249)	-256%

The increase in net other expense resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including a reduction in gain resulting from the extinguishment of derivative liabilities during the period, and from increased financing costs of new debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2022	June 30, 2021	$	%
Net Cash used in operating activities	$(337,755)	$(5,111)	$(332,644)	-6,508%
Net Cash provided by financing activities	347,350	67,000	280,350	418%
Net Increase (Decrease) in Cash	9,595	61,889	(52,294)	-85%
Cash - beginning of period	49,149	327,864	(278,715)
Cash - end of period	$58,744	$389,753	$(331,009)	-85%

Operating Activities. For the six months ended June 30, 2022, the net cash used of $337,755 was an increase over the same period of the prior year of $332,644. Cash provided by operating assets and liabilities decreased by $371,136, which was partially offset by a decrease in loss from operations after non-cash adjustments of $38,492.

Financing Activities. During the six months ended June 30, 2022, we loaned an aggregate of $120,000 to an entity and received repayments of principal of $67,238. We received $465,000 from the issuance of convertible notes payable and made repayments of convertible notes of $64,888. During the six months ended June 30, 2021, we received $267,000 in proceeds from the sale of preferred stock and we made $200,000 of principal repayments of convertible notes payable.

Going Concern Qualification

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $11,638,959 at June 30, 2022, and it has an accumulated deficit of $55,414,976 at June 30, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of June 30, 2022, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of June 30, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2022, we issued 2,500,000 shares of common stock in connection with the issuance of a convertible note payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2022, a convertible note in the principal amount of $515,607 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

As of June 30, 2022, a convertible note in the principal amount of $2,383,667 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: August 12, 2022	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer
(Principal Financial and Accounting Officer)