Form 10-Q
period 2022-09-30
DIEGO PELLICER WORLDWIDE, INC
filed 2022-11-10
CIK 1559172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of November 4, 2022 there were 261,332,926 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$591,287	$49,149
Accounts receivable	652,630	598,667
Notes receivable, net of allowance of $82,781 and $0, respectively	82,781	112,800

Total current assets	1,326,698	760,616

Other receivables, net	665,331	620,781
Security deposits	90,000	90,000
Right of use assets	574,290	1,269,113

Total assets	$2,656,319	$2,740,510

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable	$436,388	$441,625
Accrued payable - related parties	1,227,675	1,210,275
Accrued expenses	1,394,349	1,144,521
Notes payable - related party	140,958	140,958
Notes payable	133,403	133,403
Convertible notes, net	3,176,684	2,941,274
Derivative liabilities	5,432,165	2,733,803
Lease liabilities	215,966	386,488
Warrant liabilities	304	438

Total current liabilities	12,157,892	9,132,785

Notes payable - long term	150,000	150,000
Lease liabilities, net of current portion	353,652	882,976

Total liabilities	12,661,544	10,165,761

Commitments and contingencies (See Note 9)	-	-

Redeemable convertible preferred stock, Series C, par value $.00001 per share; 1,500,000 shares authorized, no shares issued and outstanding	-	-

Deficiency in stockholders' equity:

Preferred stock, Series A, par value $.0001 per share; 13,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.000001 per share; 840,000,000 shares authorized, 261,332,926 and 257,261,121 shares issued and outstanding, respectively	261	256
Additional paid-in capital	44,717,436	44,681,028
Stock to be issued	93,728	31,447
Accumulated deficit	(54,816,650)	(52,137,982)

Total deficiency in stockholders' equity	(10,005,225)	(7,425,251)

Total liabilities and deficiency in stockholders' equity	$2,656,319	$2,740,510

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues
Net rental revenue	$188,084	$198,505	$561,096	$582,010
Rental expense	(148,364)	(157,466)	(445,155)	(475,521)
Gross profit	39,720	41,039	115,941	106,489

Operating expenses:
General and administrative expenses	228,481	221,289	586,888	695,787
Selling expense	6,453	8,870	19,389	26,679
Loss from operations	(195,214)	(189,120)	(490,336)	(615,977)

Other income (expense)
Interest income	14,856	14,931	49,299	69,511
Forgiveness of debt income	-	-	-	56,908
Allowance for loss on notes receivable	-	-	(82,781)	-
Interest expense	(376,845)	(150,487)	(1,191,348)	(534,070)
Lease termination payments	35,913	33,851	105,645	101,554
Gain on termination of lease	489,771		489,771
Extinguishment of debt	31,246	-	75,590	389,550
Change in derivative liabilities	598,492	1,093,766	(1,634,642)	2,824,050
Change in value of warrants	107	1,678	134	(387)
Total other income (loss), net	793,540	993,739	(2,188,332)	2,907,116

Provision for taxes	-	-	-	-
Net income (loss)	598,326	804,619	(2,678,668)	2,291,139
Deemed dividend on preferred stock	-	(34,053)	-	(1,083,813)
Net income (loss) attributable to common stockholders	$598,326	$770,566	$(2,678,668)	$1,207,326

Income (loss) per share - basic	$0.00	$0.00	$(0.01)	$0.01
Income (loss) per share - diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	261,332,926	227,062,642	260,633,766	223,316,795
Weighted average common shares outstanding - diluted	1,673,349,204	453,484,157	260,633,766	1,688,135,003

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIEGO PELLICER WORLDWIDE, INC

Condensed Consolidated Statements of Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2021	-	$-	257,261,121	256	-	$-	$44,681,028	$(52,137,982)	$31,447	$(7,425,251)
Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	8,183	8,183
Issuance of common shares for finance cost	-	-	3,400,000	4	-	-	29,576	-	-	29,580
Net loss	-	-	-	-	-	-	-	(3,534,658)	-	(3,534,658)
Balance - March 31, 2022	-	-	260,661,121	260	-	-	44,710,604	(55,672,640)	41,630	(10,920,146)

Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	671,805	1	-	-	6,832	-	(1,792)	5,041
Issuance of common shares for finance cost	-	-	-	-	-	-	-	-	16,500	16,500
Net income	-	-	-	-	-	-	-	257,664	-	257,664
Balance - June 30, 2022	-	-	261,332,926	261	-	-	44,717,436	(55,414,976)	58,338	(10,638,941)

Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	5,040	5,040
Issuance of common shares for finance cost	-	-	-	-	-	-	-	-	28,350	28,350
Net income	-	-	-	-	-	-	-	598,326	-	598,326
Balance - September 30, 2022	-	$-	261,332,926	$261	$-	$-	$44,717,436	$(54,816,650)	$93,728	$(10,005,225)

	Redeemable Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock to be issued	Total
Balance - December 31, 2020	-	$-	217,271,495	216	-	$-	$44,554,119	$(55,110,000)	$49,225	$(10,506,440)
Issuance of common shares for services	-	-	30,000	-	-	-	1,915	-	2,000	3,915
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	24,843	24,843
Common stock issued upon conversion of notes payable and accrued interest	-	-	5,026,413	5	-	-	705,630	-	-	705,635
Series C preferred stock issued for cash, net of costs and discounts	293,700	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	13,155	-	-	-	-	-	(13,155)	-	(13,155)
Deemed dividends related to conversion feature of Series C preferred stock	-	-	-	-	-	-	-	(992,671)	-	(992,671)
Net income	-	-	-	-	-	-	-	816,280	-	816,280
Balance - March 31, 2021	293,700	13,155	222,327,908	221	-	-	45,261,664	(55,299,546)	76,068	(9,961,593)

Issuance of common shares for services	-	-	1,137,826	1	-	-	15,999	-	(14,000)	2,000
Issuance of common shares for services - related parties	-	-	1,967,714	2	-	-	30,974	-	29,835	60,811
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	43,934	-	-	-	-	-	(43,934)	-	(43,934)
Net income	-	-	-	-	-	-	-	670,240	-	670,240
Balance - June 30, 2021	293,700	57,089	225,433,448	224	-	-	45,308,637	(54,673,240)	91,903	(9,272,476)

Issuance of common shares for services	-	-	-	-	-	-	-	-	2,000	2,000
Issuance of common shares for services - related parties	-	-	-	-	-	-	-	-	70,811	70,811
Conversion of preferred shares into common shares	(179,850)	(57,642)	13,695,817	14	-	-	247,225	-	-	247,239
Accrued dividends and accretion of conversion feature on Series C preferred stock	-	37,609	-	-	-	-	-	(34,053)	-	(34,053)
Net income	-	-	-	-	-	-	-	804,619	-	804,619
Balance - September 30, 2021	113,850	$37,056	239,129,265	$238	-	-	$45,555,862	$(53,902,674)	$164,714	$(8,181,860)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net income (loss)	$(2,678,668)	$2,291,139
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative liability	1,634,642	(2,824,050)
Change in fair value of warrants	(134)	387
Amortization of debt related costs	280,746	-
Noncash finance cost	-	2,000
Expense related to additional derivative liability	650,369	283,270
Extinguishment of debt	(75,590)	(389,550)
Allowance for loss on notes receivable	82,781	-
Stock-based compensation	24,264	164,380
Forgiveness of debt	-	(56,908)
Changes in operating assets and liabilities:
Accounts receivable	(53,963)	(50,868)
Prepaid expenses	-	11,275
Other receivables	(44,550)	424,491
Accounts payable	(5,237)	(30,186)
Accrued liability - related parties	17,400	(128,581)
Accrued expenses	249,828	164,730
Lease liabilities	(5,023)	17,015

Cash provided by (used in) operating activities	76,865	(121,456)

Cash flows from financing activities:
Notes receivable	(120,000)	-
Repayments of notes receivable	67,238	-
Proceeds from convertible notes payable	620,000	-
Repayments of convertible notes payable, net	(101,965)	(200,000)
Proceeds from sale of preferred stock, net	-	267,000

Cash provided by financing activities	465,273	67,000

Net increase (decrease) in cash	542,138	(54,456)
Cash, beginning of period	49,149	327,864
Cash, end of period	$591,287	$273,408

Cash paid for interest	$8,033	$70,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financial activities:
Notes converted to stock	$-	$100,000
Conversion of Preferred Stock for Common Stock	$-	$187,044
Derivative liability related to convertible notes and convertible Preferred C shares	$883,009	$1,259,672
Accrued interest converted to stock	$-	$6,256
Value of common stock issued for conversion of notes and accrued interest	$-	$705,635
Value of common stock issued for conversion of Preferred Stock and dividends	$-	$247,239
Value of derivative liability extinguished upon conversion and pay off of notes and accrued interest	$132,219	$963,539
Value of derivative liability extinguished upon conversion of preferred stock and dividends	$-	$193,152
Debt discount extinguished upon payment of notes	$56,630	$-
Debt discount extinguished upon preferred stock conversion	$-	$129,403
Debt discount attributable to convertible notes and preferred stock	$660,000	$267,000
Accrued interest extinguished with note payment	$-	$25,390
Accrued dividends and accretion of conversion feature on Series C preferred stock	$-	$94,697
Deemed dividends related to conversion feature of Series C preferred stock	$-	$989,116
Noncash increase in right of use asset	$-	$627,500
Noncash decrease in right of use asset upon termination	$405,466	$-
Noncash decrease in lease liability upon termination	$415,414	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Diego Pellicer Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022 and 2021

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

The properties generating rents in 2022 and 2021 are as follows:

Purpose	Size	City	State
Retail store (recreational and medical)	3,300 sq.	Denver	CO
Cultivation warehouse (terminated September 2022)	14,800 sq.	Denver	CO

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

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024 (see Note 9). On June 6, 2022, the Company, the lessor and the sublessee entered into termination agreements to terminate the master lease and the sublease for the cultivation warehouse property. The termination agreements were conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing occurred in September 2022. Upon closing, the Company received $650,000 from the sublessee, in settlement of past deferred rents and receivables of $377,568 and $272,432 in future rents and fees.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

The accompanying consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods.

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

Accounts Receivable

Accounts receivable consist of rents receivable from the Company’s sublessee as disclosed in Note 4. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have not recorded an allowance for doubtful accounts as of September 30, 2022 and December 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, receivables, notes receivable, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2022	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$5,432	$5,432
Stock warrant liabilities	—	—	—	—
	$—	$—	$5,432	$5,432

As of December 31, 2021	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$2,734	$2,734
Stock warrant liabilities	—	—	1	1
	$—	$—	$2,735	$2,735

Derivative liabilities and stock warrant liabilities were valued using the Binomial Option Pricing Model in calculating the embedded conversion features for the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation, and the National Credit Union Share Insurance Fund, up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts. There were no uninsured balances at September 30, 2022 and December 31, 2021.

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

Advertising

Advertising expense was $6,453 and $8,870 for the three months ended September 30, 2022 and 2021, respectively, and was $19,389 and $26,679 for the nine months ended September 30, 2022 and 2021, respectively.

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

Income (loss) per common share

The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 1,696,579,187 and 548,408,152 common stock equivalents at September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There are 840,000,000 shares authorized resulting in 1,117,912,113 insufficient shares as of September 30, 2022. Substantially all of these excess shares are included in the derivative liability calculations for convertible notes payable and warrants and are therefore accounted for at fair value.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,831,194 at September 30, 2022, and it has an accumulated deficit of $54,816,650 at September 30, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivables and Other Receivables

As disclosed in Note 1, the Company subleases one property in Colorado to Royal Asset Management at September 30, 2022. One sublease was terminated in September, 2022. At September 30, 2022 and December 31, 2021, the Company had outstanding receivables from the subleases totaling $652,630 and $598,667, respectively, and during the three and nine months ended September 30, 2022 and 2021 the Company’s subleases with RAM accounted for 100% of the Company’s revenues.

In addition to the receivables from the subleases, the Company has agreed to provide RAM and affiliates of RAM up to an aggregate amount of $1,030,000 in financing. These notes accrue interest at the rates ranging from 12% to 18% per annum. As of September 30, 2022 and December 31, 2021, the outstanding balance of these notes receivable total $665,331 and $620,781, respectively, including accrued interest of $335,331 and $290,781, respectively. A note of $400,000 was personally guaranteed by the managing member of RAM. Our position was subordinate to the CEO’s note described in Note 5. We have recorded interest income of $14,850 and $14,850 during the three months ended September 30, 2022 and 2021, respectively. We have recorded interest income of $44,550 and $69,279 during the nine months ended September 30, 2022 and 2021, respectively. In April 2021, we received a payment of $400,000 of note principal and $93,770 of related accrued interest.

On September 9, 2020, we closed on a Membership Interest Purchase Agreement dated September 4, 2020, and obtained the right to acquire a 15.13% membership interest in Blue Bronco, LLC. The purchase of the 15.13% interest in Blue Bronco LLC is subject to the approval of the Colorado Marijuana Enforcement Division. Necessary approval by governing authorities is expected to be received in the fourth quarter of 2022 or first quarter of 2023, pending the resolution of a lawsuit between the RAM and other parties related to the transaction. Accrued interest receivable of approximately $68,000 will be applied to the purchase of the membership interest upon approval of the purchase by the Colorado Marijuana Enforcement Division.

Lease Termination September 2022

On June 6, 2022, the Company, the lessor and the sublessee entered into termination agreements to terminate the master lease and the sublease for the 14,800 square foot cultivation warehouse property. The termination agreements were conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing occurred in September 2022. Upon closing, the Company received $650,000 from the sublessee, in settlement of past deferred rents and receivables of $377,568 and $272,432 in future rents and fees, pursuant to the Sublease Termination Agreement with RAM.

Lease Termination October 2020

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

We will record income pursuant to the Future Rent Debt as payments are received based on the Company’s analysis of collectability including, but not limited to, the potential application toward the purchase price. We have recorded $35,913 and $33,851 as Lease Termination Payments in the Statement of Operations for the three months ended September 30, 2022 and 2021, respectively, and $105,645 and $101,554 as Lease Termination Payments for the nine months ended September 30, 2022 and 2021, respectively.

Notes Receivable

During 2022 and 2021, the Company entered into four promissory notes with an unrelated party, aggregating $244,000 (see Note 9). The notes all mature 11 months after issuance and have an effective interest rate of 8.33%. Payments of principal and interest are due monthly, beginning 30 days after the date of issuance. Principal repayments of $67,238 were received during the nine months ended September 30, 2022. Payments on the notes are in arrears at September 30, 2022, and we have recorded an allowance for uncollectable notes receivables of $82,781 at September 30, 2022.

Note 5 – Related Party Transactions

As of September 30, 2022 and December 31, 2021, the Company has accrued compensation to its CEO and director and to its CFO aggregating $325,689 and $263,289, respectively. As of September 30, 2022 and December 31, 2021, accrued payable due to former officers was $901,986 and $946,986, respectively. For each of the nine months ended September 30, 2022 and 2021, total cash-based compensation to related parties was $270,000. For the three months ended September 30, 2022 and 2021, total share-based compensation to related parties was $5,040 and $70,811, respectively. For the nine months ended September 30, 2022 and 2021, total share-based compensation to related parties was $18,264 and $156,465, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

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

At September 30, 2022 and December 31, 2021, the Company owed Mr. Throgmartin, former CEO (See Note 9), $140,958 pursuant to a promissory note dated August 12, 2016. This note accrues interest at the rate of 8% per annum and was past the maturity date, however the Company has not yet received a default notice. The balance of related party note was $140,958 at September 30, 2022 and December 31, 2021 and accrued interest on the note was $69,112 and $60,677 at September 30, 2022 and December 31, 2021, respectively.

The Company leases its office space from an entity controlled by its CEO. The lease may be terminated by either party with 30 days’ notice. Rent expense pursuant to the lease was $4,500 for each of the three month periods ended September 30, 2022 and 2021 and was $13,500 for each of the nine month periods ended September 30, 2022 and 2021.

Note 6 – Notes Payable

On August 31, 2015, the Company issued a note in the amount of $126,000 to a third party for use as operating capital. The note was amended to include accrued interest on October 31, 2016 and extend the maturity date to October 31, 2018. As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the note was $133,403, and accrued interest on the note was $81,760 and $76,772 at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 the note was past the maturity date, however the Company has not yet received a default notice.

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

Note 7 – Convertible Notes Payable

The Company has issued several convertible notes which are outstanding. The note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price to the market price of our common stock. The conversion features were recognized as embedded derivatives and are valued using a Binomial Option Pricing Model that resulted in a derivative liability of $5,432,165 and $2,733,803 at September 30, 2022 and December 31, 2021, respectively. The notes accrue interest at 8% - 10% and the majority of the notes had matured at September 30, 2022.

Several convertible note holders elected to convert their notes to stock during the nine months ended September 30, 2021. The tables below provide the note payable activity for the nine months ended September 30, 2022 and 2021, and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2021	$2,941,274	$—	$2,941,274	$2,733,803
Issuance of convertible notes	660,000	660,000	—	1,195,939
Conversion of convertible notes	—	—	—	—
Repayment of convertible notes	(101,965)	(56,629)	(45,336)	(132,219)
Change in fair value of derivatives	—	—	—	1,634,642
Amortization	—	(280,746)	280,746	—
Balance September 30, 2022	$3,499,309	$322,625	$3,176,684	$5,432,165

	Convertible Notes	Discount	Convertible Notes, Net of Discount	Derivative Liabilities
Balance, December 31, 2020	$3,239,274	$—	$3,239,274	$5,997,865
Issuance of convertible notes	2,000	—	2,000	266,166
Conversion of convertible notes	(100,000)	—	(100,000)	(661,087)
Repayment of convertible notes	(200,000)	—	(200,000)	(302,452)
Change in fair value of derivatives	—	—	—	(1,877,592)
Amortization	—	—	—	—
Balance September 30, 2021	$2,941,274	$—	$2,941,274	$3,422,900

During the nine months ended September 30, 2022, the Company entered into four convertible promissory notes with an investor in the aggregate amount of $660,000, and received aggregate proceeds of $620,000, after deducting OID and costs. The notes mature one year from issue and bear interest at 8% per year. Upon a default, the holder shall have the right from time to time, and at any time following an event of default, and ending on the date of payment of the default amount (as defined), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the notes into fully paid and non-assessable shares of common stock at a conversion price equal to 65% of the three lowest trading prices of the Company common stock for the 15 trading days immediately preceding the delivery of a notice of conversion resulting from such default, for two of the notes, and at 65% of the lowest price for the preceding 15 days for the two other notes. The Company issued a total of 3,400,000 shares of common stock, valued at $29,580, to the investor in connection with the issuance of two of the notes, and the Company is to issue 7,000,000 shares of common stock, valued at $44,850, for the third and fourth notes (these shares have not been issued and are recorded as shares to be issued at September 30, 2022) . The Company recorded a derivative liability associated with the notes of $883,010, valued using a Binomial Option Pricing Model, of which $545,570 was recorded as debt discount and $337,440 was charged to expense. We have recorded a total debt discount of $660,000 related to the notes, which will be amortized over the one year term of each note. During the three and nine months ended September 30, 2022, we amortized $131,654 and $280,746, respectively, of debt discount to interest expense.

As of September 30, 2022, convertible notes in the aggregate principal amount of $2,941,274 were past their maturity dates; however, the Company has not yet received any default notices. No default or penalty was paid or required to be paid.

During the nine months ended September 30, 2022, we repaid an aggregate of $101,965 of note principal and $8,033 of accrued interest. A gain on extinguishment of debt of $75,590 and reduction of derivative liabilities of $132,219 and reduction of discount of $56,629 have been recorded related to these payments.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Risk-free interest rates	0.52 – 4.05%	0.02 – 0.09%
Expected life (years)	0.25 – 1.0	0.25
Expected dividends	0%	0%
Expected volatility	123 - 196%	133 - 544%

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

The table below provides the preferred stock activity for the nine months ended September 30, 2021 (there was no preferred stock activity during the nine months ended September 30, 2022), and also a reconciliation of the beginning and ending balances for the derivative liabilities measured using Level 3 fair value inputs for the nine months ended September 30, 2021.

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

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2021:

2021
Risk-free interest rates	0.12 – 0.25%
Expected life (years)	1.4 – 2.0
Expected dividends	0%
Expected volatility	185 - 196%

Common Stock

2022 Transactions

During the nine months ended September 30, 2022, we issued 3,400,000 shares of common stock, valued at $29,580, in connection with the issuance of convertible notes payable.

During the nine months ended September 30, 2022, 463,637 shares of common stock, valued at $18,264, were accrued for related party service, and 671,805 shares of common stock, valued at $6,833, were issued. At September 30, 2022 and December 31, 2021, shares to be issued for related party services were 386,364 and 594,532, respectively, and the value of shares to be issued at September 30, 2022 and December 31, 2021 was $15,017 and $3,586, respectively.

During the nine ended September 30, 2022, 826,990 shares of common stock, valued at $6,000, were accrued for services. At September 30, 2022 and December 31, 2021, shares to be issued for services were 1,322,106 and 495,116, respectively, and the value of shares to be issued at September 30, 2022 and December 31, 2021 was $12,000 and $6,000, respectively.

During the nine ended September 30, 2022, 7,000,000 shares of common stock, valued at $44,850, were accrued for financing cost. At September 30, 2022 and December 31, 2021, shares to be issued for financing cost were 7,000,000 and 0, respectively, and the value of shares to be issued at September 30, 2022 and December 31, 2021 was $44,850 and $0, respectively.

At September 30, 2022 and December 31, 2021, shares to be issued for debt conversions were 31,960, and the value of shares to be issued was $21,861.

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

Common stock warrant activity:

The Company has determined that certain of its warrants are subject to derivative accounting. The table below provides a reconciliation of the beginning and ending balances for the warrant liabilities measured using fair significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	Nine Months ended September 30,
	2022	2021
Balance at beginning of period	$438	$476
Additions to derivative instruments	—	—
Loss (gain) on change in fair value of derivative liability	(134)	387
Balance at end of period	$304	$863

The following assumptions were used in the Binomial Option Pricing Model in calculating the embedded conversion features and current liabilities for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Annual dividend yield	0%	0%
Expected life (years)	0.25 – 5.13	1.25 – 5.88
Risk-free interest rate	1.35 – 4.06%	0.09 – 1.16%
Expected volatility	122 – 217%	189 – 243%

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

In August 2021, the master lease and sublease associated with the 14,800 sq. cultivation warehouse were extended through July 31, 2024. Monthly base rent payments range from $20,000 to $21,118. Monthly sublease base rent payments range from $26,300 to $28,622. On June 6, 2022, the Company, the lessor and the sublessee entered into termination agreements to terminate the master lease and the sublease for the cultivation warehouse property. The termination agreements were conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing occurred in September 2022. Upon closing, the Company received $650,000 from the sublessee, in settlement of past deferred rents and receivables of $377,568 and $272,432 in future rents and fees.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2022 was 12%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result the Company has been recognizing rents as they become payable. Our remaining lease term is 2.42 years.

As of September 30, 2022, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
2022 (Three months)	$68
2023	270
2024	270
2025	45
Total	653
Less: amount representing interest	(83)
Present value of future minimum lease payments	570
Less: current obligations under leases	216
Long-term lease obligations	$354

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Nine Months ended September 30,
	2022	2021
Operating lease costs	$289,356	$330,000
Variable rent costs	155,799	145,521
Total rent expense	$445,155	$475,521

As of September 30, 2022, the aggregate remaining minimal annual lease payments under these operating leases plus NNN were as follows: (in thousands):

 Schedule of the aggregate remaining minimal annual lease payments under these operating leases

2022 (Three months)	$52
2023	222
2024	251
2025	45
Total	$570

Other information related to leases is as follows:

	Nine Months ended September 30, 2022		Nine Months ended September 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$284,432		$309,931
Weighted-average remaining lease term - operating leases	2.42	yr	3.1	yr
Weighted-average discount rate - operating leases	12%		12%

Right of use assets and lease liabilities terminated:

	Nine Months ended September 30,
	2022	2021
Operating lease asset	$405,466	$—
Lease liability	$415,414	$—

Right of use assets obtained in exchange for lease liabilities:

	Nine Months ended September 30,
	2022	2021
Operating lease asset	$—	$627,500
Lease liability	$—	$625,129

The Company recognized sublease income of $188,084 and $198,505 during the three months ended September 30, 2022 and 2021, respectively. The Company recognized sublease income of $561,096 and $582,010 during the nine months ended September 30, 2022 and 2021, respectively.

The remaining lease has a 2.4 year term with optional extensions, expiration date of February 2025, and monthly base rent of approximately $22,500 plus variable NNN.

As of September 30, 2022, the maturities of expected base sublease income are as follows (in thousands):

Operating Leases
2022 (Three months)	$89
2023	355
2024	355
2025	59
Total	$858

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

On July 27, 2021, the Company filed a lawsuit against Royal Asset Management, LLC (“RAM”) and Neil Demers (“Demers”) in the District Court, City and County of Denver, State of Colorado, alleging breach of contract on subleases for which RAM has failed to make the required payments to the Company pursuant to the respective sublease agreements. The alleged damages under the sublease terms and other ancillary agreements amount to $1,480,881, $377,568, $1,027,635, and $1,418,480, respectively. In addition, the lawsuit alleges that RAM failed to make payments pursuant to a promissory note (the “Note”) in which the Company and RAM entered into on April 3, 2018. The Note was for the principal amount of $330,000 with interest at 18% per annum. The Note had a maturity date of April 2, 2019. The lawsuit seeks payment from RAM and Demers for the total balance due on the Note of $330,000 plus the interest due therein. On October 8, 2021, RAM and Demers filed a joint answer to the lawsuit.

On June 6, 2022, the Company, the lessor and RAM entered into termination agreements to terminate the master lease and the sublease for the cultivation warehouse property. The termination agreements were conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing occurred in September 2022. Upon closing, the Company received $650,000 from RAM, in settlement of the past $377,568 in deferred rents and receivables on the claim listed above and $272,432 in future rents and fees.

On August 15, 2022 the Company filed with the court an expert report to include damages in the amount of $3,086,416 caused by the finance costs related to the breach of contracts by RAM and financing activities. The trial date has been set for November 28, 2022

Equity Purchase Agreement

On February 8, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Hemp Choice Distribution, LLC, a Colorado limited liability company (“HCD”), its owners (the “Sellers”), and Gabriela Vergara (the “Sellers’ Representative”), pursuant to which Purchaser has agreed to acquire all of the issued and outstanding equity interests of HCD (“Membership Interests”). On April 22, 2022, the Company sent a termination notice of the Purchase Agreement to HCD, the Sellers and the Sellers' Representative pursuant to the terms of the Purchase Agreement. The Company has made loans to HCD in the aggregate original amount of $244,000, as described in Note 4. The balance due to the Company on the loans is $165,561 at September 30, 2022. Payments on the notes are in arrears at September 30, 2022, and we have recorded an allowance for uncollectable notes receivables of $82,781 at September 30, 2022.

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

Employment Agreements

As a condition of their employment, the Board of Directors approved employment agreements with three key executives. These agreements provided that additional shares will be granted each year over the term of the agreements should their shares as a percentage of the total shares outstanding fall below prescribed ownership percentages. Nello Gonfiantini III, who became the Company’s CEO in October 2019 receives an annual grant of additional shares each year to maintain his ownership percentage at 10% of the outstanding stock. The Company’s CFO received a similar grant each to maintain his ownership percentage at 2% of the outstanding stock. During the nine months ended September 30, 2022, the Company accrued compensation expense of approximately $18,000 on 463,637 shares of common stock under these agreements. During the nine months ended September 30, 2021, the Company accrued compensation expense of approximately $156,000 on 4,799,258 shares of common stock.  As of September 30, 2022 and December 31, 2021, the ending balance of accrued compensation was $15,017 and $3,586, respectively. The number of shares accrued to be issued was 386,364 at September 30, 2022.

Departure of Executive Officer

On January 30, 2019, the Company executed a Separation Agreement and Release with David Thompson, its former Senior Vice President- Finance, finalizing his departure from the Company as an employee. During the nine months ended September 30, 2022 and 2021, $0 and $35,872, respectively, was paid under this agreement. As of September 30, 2022 and December 31, 2021, the outstanding balance was $126,389, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

On October 29, 2019, the Company accepted the resignation of Ron Throgmartin from his positions as CEO, President and Director. Mr. Throgmartin signed a 5-year term Separation Agreement which, among other matters, terminated his Employment Agreement, as amended. On the date of the Separation Agreement, the Company acknowledged it owed Mr. Throgmartin the amount of $517,252 in principal and accrued interest of note payable, salary and fees, accrued during the 5 years of his employment. In addition, the Corporation further acknowledged that it will pay Mr. Throgmartin fifty (50%) percent of his compensation due under the remaining Employment Agreement, or $614,583 under certain conditions, which the Company accrued in full as the date of Mr. Throgmartin’s separation. This agreement provides that the Registrant will pay him $5,000 monthly against his accrued salary/fees and 50% of future compensation due under his terminated Employment Agreement, with certain accelerated payments in the event Registrant’s financial results attain certain EBITA benchmarks. The Company shall have the right to require Mr. Throgmartin to provide consulting services to the Company for a per diem fee of $500. During the nine months ended September 30, 2022 and 2021, $45,000 and $45,000, respectively, was paid under this agreement. As of September 30, 2022 and December 31, 2021, the outstanding balance was $775,597 and $820,597, respectively, and is included in Accrued payable – related party in the accompanying condensed consolidated balance sheet.

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

On June 6, 2022, the Company, the lessor, and the sublessee entered into termination agreements to terminate the master lease and the sublease for our 14,800 square foot cultivation warehouse property. The termination agreements were conditioned upon the closing of the sublessee’s sale of its assets at the location. The closing occurred in September 2022. Upon closing, the Company received $650,000 from the sublessee, in settlement of past deferred rents and receivables of $377,568 and $272,432 in future rents and fees.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to three months ended September 30, 2021

After rental expense the gross margins on the lease were as follows:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2022	September 30, 2021	$	%
Revenues
Net rental revenue	$188,084	$198,505	$(10,421)	-5%
Rental expense	(148,364)	(157,466)	(9,102)	-6%
Gross profit	39,720	41,039	(1,319)	-3%
General and administrative expenses	228,481	221,289	7,192	3%
Selling expense	6,453	8,870	(2,417)	-27%
Loss from operations	$(195,214)	$(189,120)	$(6,094)	-3%

Revenues. For the three months ended September 30, 2022 and 2021, the Company leased two facilities to a licensee in Colorado. Total revenue for the three months ended September 30, 2022 was $188,506, as compared to $198,505 for the three months ended September 30, 2021, a decrease of $10,421, primarily due to a lease extension in the third quarter of 2021. During September of 2022, one of our two leases was terminated. As a result, future rental revenue will decrease by approximately 50%.

Gross profit. Rental revenue and rental expense for the period ended September 30, 2022 decreased over the prior three months ended September 30, 20201 resulting in a gross profit of $39,720, a decrease of $1,319 from a gross profit of $41,039 for the three months ended September 30, 2021, resulting from a lease extension in the third quarter of 2021 which reduced both sublease income and rental expense. During September of 2022, one of our two leases was terminated. As a result, future rental revenue and expense will decrease by approximately 50%.

General and administrative expense. Our general and administrative expenses for the three months ended September 30, 2022 were $228,481, compared to $221,289 for the three months ended September 30, 2021. The increase of $7,192 was largely attributable to increases in professional fees, travel, and public company expense, partially offset by a decrease in executive stock compensation expense during the three months ended September 30, 2022.

Selling expense. Our selling expenses for the three months ended September 30, 2022 were $6,453, compared to $8,870 for the three months ended September 30, 2021. The decrease of $2,417 was due to reduced brand development costs.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2022	September 30, 2021	$	%
Other income (expense)
Interest income	$14,856	$14,931	$(75)	-1%
Interest expense	(376,845)	(150,487)	(226,358)	-150%
Lease termination payments	35,913	33,851	2,062	6%
Gain on termination of lease	489,771	—	489,771	100%
Extinguishment of debt	31,246	—	31,246	100%
Change in derivative liabilities	598,492	1,093,766	(495,274)	-45%
Change in value of warrants	107	1,678	(1,571)	-94%
Total other income (loss)	$793,540	$993,739	$(200,199)	-20%

The decrease in net other income resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including a reduction in gain resulting from the extinguishment of derivative liabilities during the period, and from increased financing costs of new debt incurred by the Company. These decreases were partially offset by a gain realized on the termination of one of our leases and the related sublease.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

After rental expense the gross margins on the lease were as follows:

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2022	September 30, 2021	$	%
Revenues
Net rental revenue	$561,096	$582,010	$(20,914)	-4%
Rental expense	(445,155)	(475,521)	(30,366)	-6%
Gross profit	115,941	106,489	9,452	9%
General and administrative expenses	586,888	695,787	(108,899)	-16%
Selling expense	19,389	26,679	(7,290)	-27%
Loss from operations	$(490,336)	$(615,977)	$125,641	20%

Revenues. For the nine months ended September 30, 2022 and 2021, the Company leased two facilities to a licensee in Colorado. Total revenue for the nine months ended September 30, 2022 was $561,096, as compared to $582,010 for the nine months ended September 30, 2021, a decrease of $20,914, primarily due to a lease extension in the third quarter of 2021. During September of 2022, one of our two leases was terminated. As a result, future rental revenue will decrease by approximately 50%.

Gross profit. Rental revenue and rental expense for the period ended September 30, 2022 decreased over the prior nine months ended September 30, 20201 resulting in a gross profit of $115,941, an increase of $9,451 from a gross profit of $106,489 for the nine months ended September 30, 2021, resulting from a lease extension in the third quarter of 2021 which reduced both sublease income and rental expense. During September of 2022, one of our two leases was terminated. As a result, future rental revenue and expense will decrease by approximately 50%.

 General and administrative expense. Our general and administrative expenses for the nine months ended September 30, 2022 were $586,888, compared to $695,797 for the nine months ended September 30, 2021. The decrease of $108,899 was largely attributable to a decrease in executive stock compensation expense during the nine months ended September 30, 2022, partially offset by increases in professional fees and travel expense.

Selling expense. Our selling expenses for the nine months ended September 30, 2022 were $19,389, compared to $26,679 for the nine months ended September 30, 2021. The decrease of $7,290 was primarily due to reduced brand development costs.

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2022	September 30, 2021	$	%
Other income (expense)
Interest income	$49,299	$69,511	$(20,212)	-29%
Forgiveness of debt income	—	56,908	(56,908)	-100%
Allowance for loss on notes receivable	(82,781)	—	(82,781)	-100%
Interest expense	(1,191,348)	(534,070)	(657,278)	-123%
Lease termination payments	105,645	101,554	4,091	4%
Gain on termination of lease	489,771	—	489,771	100%
Extinguishment of debt	75,590	389,550	(313,960)	-81%
Change in derivative liabilities	(1,634,642)	2,824,050	(4,458,692)	-158%
Change in value of warrants	134	(387)	521	135%
Total other income (loss)	$(2,188,332)	$2,907,116	$(5,095,448)	-175%

The increase in net other expense resulted primarily from the effects that the changes in market value of the Company’s stock had on the derivative liability associated with our convertible debt and preferred stock, including a reduction in gain resulting from the extinguishment of derivative liabilities during the period, and from increased financing costs of new debt incurred by the Company. These increases were partially offset by a gain realized on the termination of one of our leases and the related sublease.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended	Nine Months Ended	Increase (Decrease)
	September 30, 2022	September 30, 2021	$	%
Net Cash provided by (used in) operating activities	$76,865	$(121,456)	$198,321	163%
Net Cash provided by financing activities	465,273	67,000	398,273	594%
Net Increase (Decrease) in Cash	542,138	(54,456)	596,594	1,096%
Cash - beginning of period	49,149	327,864	(278,715)
Cash - end of period	$591,287	$273,408	$317,879	116%

Operating Activities. For the nine months ended September 30, 2022, the net cash provided by operations of $76,865 was an increase over the same period of the prior year of $198,321. A decrease in loss from operations after non-cash adjustments of $447,742 was partially offset by a decrease in cash provided by operating assets and liabilities of $249,421.

Financing Activities. During the nine months ended September 30, 2022, we loaned an aggregate of $120,000 to an entity and received repayments of principal of $67,238. We received $620,000 from the issuance of convertible notes payable and made repayments of convertible notes of $101,965. During the nine months ended September 30, 2021, we received $267,000 in proceeds from the sale of preferred stock and we made $200,000 of principal repayments of convertible notes payable.

Going Concern Qualification

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, its current liabilities exceed its current assets by $10,831,194 at September 30, 2022, and it has an accumulated deficit of $54,816,650 at September 30, 2022. These factors raise substantial doubt about its ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of September 30, 2022, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of September 30, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

Other than as listed above. we are currently not aware of any legal proceedings or claims against the Company that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2022, a convertible note in the principal amount of $515,607 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

As of September 30, 2022, a convertible note in the principal amount of $2,383,667 was past its maturity date. The Company has not yet received any default notices. The convertible note is in the process of being renegotiated.

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

DIEGO PELLICER WORLDWIDE, INC.

Date: November 10, 2022	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III, Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Strachan
Christopher Strachan, Chief Financial Officer
(Principal Financial and Accounting Officer)